Form 10-Q
period 2014-09-30
MONTPELIER RE HOLDINGS LTD
filed 2014-11-06
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, the registrant had 43,360,337 common shares outstanding, with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
(In millions of U.S. dollars, except share amounts)	2014	2013
Assets
Fixed maturity investments, at fair value (amortized cost: $1,923.6 and $2,421.9)	$1,928.5	$2,430.8
Equity securities, at fair value (cost: $158.5 and $106.6)	169.2	117.3
Other investments (cost: $666.2 and $77.7)	670.9	78.8
Total investments	2,768.6	2,626.9
Cash and cash equivalents	435.5	468.4
Restricted cash	68.3	133.7
Reinsurance recoverable on unpaid losses	55.5	63.6
Reinsurance recoverable on paid losses	9.2	3.6
Insurance and reinsurance premiums receivable	264.5	203.4
Unearned reinsurance premiums ceded	40.5	22.6
Deferred insurance and reinsurance acquisition costs	61.7	51.5
Accrued investment income	9.5	15.0
Amounts receivable under reverse repurchase agreements	—	80.8
Unsettled sales of investments	208.4	58.8
Other assets	27.5	30.2
Total Assets	$3,949.2	$3,758.5
Liabilities
Loss and loss adjustment expense reserves	$830.3	$881.6
Debt	403.2	399.2
Unearned insurance and reinsurance premiums	364.7	276.7
Insurance and reinsurance balances payable	60.1	43.3
Investment securities sold short, at fair value	82.1	155.6
Unsettled purchases of investments	260.9	58.8
Accounts payable, accrued expenses and other liabilities	57.9	56.3
Total Liabilities	2,059.2	1,871.5
Commitments and Contingent Liabilities (See Note 10)	—	—
Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares, at par value - issued 46,118,934 and 50,462,839 shares	0.1	0.1
Additional paid-in capital	778.1	900.5
Common Shares held in treasury, at cost: 1,792,963 and 1,188,674 shares	(40.0)	(18.9)
Retained earnings	754.4	612.8
Accumulated other comprehensive loss	(3.4)	(2.4)
Total Shareholders’ Equity available to the Company	1,639.2	1,642.1
Non-controlling interests	250.8	244.9
Total Shareholders’ Equity	1,890.0	1,887.0
Total Liabilities and Shareholders’ Equity	$3,949.2	$3,758.5

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
(In millions of U.S. dollars, except per share amounts)	2014	2013	2014	2013
Revenues
Gross insurance and reinsurance premiums written	$128.9	$114.5	$641.4	$618.4
Ceded reinsurance premiums	(13.2)	(13.0)	(83.7)	(93.1)
Net insurance and reinsurance premiums written	115.7	101.5	557.7	525.3
Change in net unearned insurance and reinsurance premiums	49.5	51.5	(73.1)	(73.7)
Net insurance and reinsurance premiums earned	165.2	153.0	484.6	451.6
Net investment income	11.9	16.7	37.2	49.8
Net realized and unrealized investment gains (losses)	(17.6)	4.6	24.9	(57.3)
Net foreign currency gains (losses)	9.9	(22.3)	(0.7)	(6.5)
Net losses from derivative instruments	(0.1)	(6.7)	(16.4)	(14.3)
Other revenue	1.7	—	2.7	—
Total revenues	171.0	145.3	532.3	423.3
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	62.6	26.8	156.5	124.2
Insurance and reinsurance acquisition costs	27.5	24.5	81.7	69.2
General and administrative expenses	32.2	31.3	87.9	84.6
Non-underwriting expenses:
Interest and other financing expenses	4.7	4.7	14.1	14.1
Other expenses	1.5	—	2.5	—
Total expenses	128.5	87.3	342.7	292.1
Income before income taxes	42.5	58.0	189.6	131.2
Income tax benefit (provision)	(0.2)	(0.1)	(0.3)	0.1
Net income	42.3	57.9	189.3	131.3
Net income attributable to non-controlling interests	(4.2)	(1.6)	(17.5)	(3.5)
Net income available to the Company	38.1	56.3	171.8	127.8
Dividends declared on Preferred Shares	(3.3)	(3.3)	(10.0)	(10.0)
Net income available to the Company’s common shareholders	$34.8	$53.0	$161.8	$117.8
Net income	$42.3	$57.9	$189.3	131.3
Net change in foreign currency translation	(2.4)	3.1	(1.0)	(0.1)
Comprehensive income	39.9	61.0	188.3	131.2
Net income attributable to non-controlling interests	(4.2)	(1.6)	(17.5)	(3.5)
Comprehensive income available to the Company	$35.7	$59.4	$170.8	$127.7
Per share data:
Basic and diluted earnings per Common Share	$0.75	$1.02	$3.39	$2.20
Dividends declared per Common Share and RSU	0.20	0.115	0.45	0.345

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Month Periods Ended September 30, 2014 and 2013

Unaudited

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interests

Opening balances at January 1, 2014	$1,887.0	$150.0	$0.1	$900.5	$(18.9)	$612.8	$(2.4)	$244.9

Net income	189.3	—	—	—	—	171.8	—	17.5
Net change in foreign currency translation	(1.0)	—	—	—	—	—	(1.0)	—
Repurchases of Common Shares	(154.0)	—	—	(128.3)	(25.7)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(5.5)	4.6	0.9	—	—
Expense recognized for RSUs	12.9	—	—	12.9	—	—	—	—
RSUs withheld for income taxes	(1.8)	—	—	(1.8)	—	—	—	—
Purchases of non-controlling interests	(7.9)	—	—	0.3	—	—	—	(8.2)
Net contributions from non-controlling interests	2.1	—	—	—	—	—	—	2.1
Dividends declared - non-controlling interests	(5.5)	—	—	—	—	—	—	(5.5)
Dividends declared - Common Shares and RSUs	(21.1)	—	—	—	—	(21.1)	—	—
Dividends declared - Preferred Shares	(10.0)	—	—	—	—	(10.0)	—	—

Ending balances at September 30, 2014	$1,890.0	$150.0	$0.1	$778.1	$(40.0)	$754.4	$(3.4)	$250.8

							Accum.
	Total		Common	Additional	Common		other	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	comprehensive	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interests

Opening balances at January 1, 2013	$1,629.4	$150.0	$0.1	$1,056.0	$(23.1)	$449.7	$(3.3)	$—

Net income	131.3	—	—	—	—	127.8	—	3.5
Net change in foreign currency translation	(0.1)	—	—	—	—	—	(0.1)	—
Repurchases of Common Shares	(145.2)	—	—	(145.2)	—	—	—	—
Issuances of Common Shares from treasury	—	—	—	(4.9)	4.9	—	—	—
Expense recognized for RSUs	11.6	—	—	11.6	—	—	—	—
RSUs withheld for income taxes	(2.1)	—	—	(2.1)	—	—	—	—
Net contributions from non-controlling interests	97.4	—	—	—	—	—	—	97.4
Dividends declared - Common Shares	(17.8)	—	—	—	—	(17.8)	—	—
Dividends declared - Preferred Shares	(10.0)	—	—	—	—	(10.0)	—	—

Ending balances at September 30, 2013	$1,694.5	$150.0	$0.1	$915.4	$(18.2)	$549.7	$(3.4)	$100.9

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Month Periods
	Ended September 30,
(In millions of U.S. dollars)	2014	2013
Cash flows from operations:
Net income	$189.3	$131.3
Charges (credits) to reconcile net income to net cash and cash equivalents provided from operations:
Net realized and unrealized investment (gains) losses	(24.9)	57.3
Net realized and unrealized losses on investment-related derivative instruments	8.2	4.1
Net amortization and depreciation of assets and liabilities	8.8	5.6
Expense recognized for RSUs	12.9	11.6
Net change in:
Loss and loss adjustment expense reserves	(43.1)	(151.9)
Reinsurance recoverable on paid and unpaid losses	(4.2)	27.6
Unearned insurance and reinsurance premiums	91.2	89.8
Insurance and reinsurance balances payable	18.5	11.2
Unearned reinsurance premiums ceded	(18.0)	(16.7)
Deferred insurance and reinsurance acquisition costs	(11.0)	(9.2)
Insurance and reinsurance premiums receivable	(63.6)	(54.3)
Other assets	3.8	(2.3)
Accounts payable, accrued expenses and other liabilities	(4.3)	7.8
Other	4.3	12.0
Net cash and cash equivalents provided from operations	167.9	123.9
Cash flows from investing activities:
Purchases of fixed maturity investments	(8,119.1)	(4,462.6)
Purchases of equity securities	(409.7)	(245.8)
Purchases of other investments	(868.8)	—
Sales, maturities, calls and pay downs of fixed maturity investments	8,629.2	4,685.2
Sales of equity securities	348.3	184.1
Sales and redemptions of other investments	272.4	72.2
Net settlements of investment-related derivative instruments	(6.9)	(10.3)
Net settlements of reverse repurchase agreements	85.2	17.7
Net change in restricted cash	65.1	(60.3)
Payments of accrued investment performance fees	(4.1)	(6.4)
Acquisitions of capitalized assets	(0.9)	(0.8)
Net cash and cash equivalents (used for) provided from investing activities	(9.3)	173.0
Cash flows from financing activities:
Repurchases of Common Shares	(150.6)	(146.6)
Net contributions from non-controlling interests	2.1	97.4
Purchases of non-controlling interests	(7.9)	—
Net settlements of repurchase agreements	(11.8)	—
Borrowings under the BCRH Credit Agreement	4.0	—
Dividends paid - non-controlling interests	(3.7)	—
Dividends paid - Common Shares and RSUs	(18.2)	(18.5)
Dividends paid - Preferred Shares	(10.0)	(10.0)
Net cash and cash equivalents used for financing activities	(196.1)	(77.7)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	4.6	(3.3)
Net (decrease) increase in cash and cash equivalents during the period	(32.9)	215.9
Cash and cash equivalents - beginning of year	468.4	283.4
Cash and cash equivalents - end of period	$435.5	$499.3

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

The unaudited consolidated financial statements incorporated in this report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated financial statements may not be indicative of financial results for the full year.  The December 31, 2013 condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Montpelier Re has been the sole investor in the Mid Vol Cell and the Low Vol Cell since their inception.

BCML and BCIML (collectively the “Managers”) are wholly-owned Bermuda-based subsidiaries which provide investment and insurance management services to: (i) Blue Water Re; (ii) various segregated accounts of the Master Fund, including the Cells; and (iii) BCRH and its subsidiaries. BCML is a registered investment advisor with the SEC.

BCRH is a Bermuda-based exempted limited liability holding company which provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries Blue Capital Re Ltd. (“Blue Capital Re”) and Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”). The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML and BCIML, and each uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. BCRH commenced its operations in November 2013 and its common shares are listed on the New York Stock Exchange, under the symbol BCRH, and the Bermuda Stock Exchange, under the symbol BCRH.BH.  As of September 30, 2014 and December 31, 2013, Montpelier Re owned 33.3% and 28.6% of BCRH’s outstanding common shares, respectively.

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

Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”) is a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  The BCGR Listed Fund commenced its operations in October 2012 and its ordinary shares are listed on the Specialist Fund Market of the London Stock Exchange, under the symbol BCGR, and on the Bermuda Stock Exchange, under the symbol BCGR.BH.  As of September 30, 2014 and December 31, 2013, Montpelier Re owned 27.8% and 28.9% of the BCGR Listed Fund’s ordinary shares, respectively.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of September 30, 2014 and December 31, 2013, Montpelier’s provision for doubtful accounts was $3.6 million.

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

Profit commissions earned and incurred are included in insurance and reinsurance acquisition costs within the Company’s Consolidated Statements of Operations and Comprehensive Income.

Insurance and Reinsurance Balances Payable

Insurance and reinsurance balances payable consist primarily of reinsurance premiums and reinstatement premiums payable, losses and LAE that have been approved for payment and profit commissions payable.

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

The following rates of exchange to the U.S. dollar were used to translate the results of Montpelier’s U.K. operations:

Currency	Opening Rate January 1, 2014	Closing Rate September 30, 2014	Opening Rate January 1, 2013	Closing Rate September 30, 2013
British Pound (GBP)	1.6559	1.6216	1.6234	1.6191

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

Cash and Cash Equivalents

Cash and cash equivalents of $435.5 million at September 30, 2014, consisting of unrestricted cash and fixed income investments with maturities of less than three months (as measured from the date of purchase), were comprised of: (i) $277.8 million earmarked for, and held in, trusts supporting the Company’s Collateralized Reinsurance operations; (ii) $118.8 million held by Montpelier’s investment advisors; (iii) $22.8 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $16.1 million held for other obligations and contingencies. Cash and cash equivalents of $468.4 million at December 31, 2013, consisting of unrestricted cash and fixed income investments with maturities of less than three months (as measured from the date of purchase), were comprised of: (i) $314.6 million earmarked for, and held in, trusts supporting the Company’s Collateralized Reinsurance operations; (ii) $120.9 million held by Montpelier’s investment advisors; (iii) $28.0 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $4.9 million held for other obligations and contingencies.

Restricted Cash

Restricted cash of $68.3 million at September 30, 2014 consisted of $54.9 million of collateral supporting investment securities sold short and open derivative positions and $13.4 million of foreign deposit accounts held at Lloyd’s. Restricted cash of $133.7 million at December 31, 2013 consisted of $121.1 million of collateral supporting investment securities sold short and open derivative positions and $12.6 million of foreign deposit accounts held at Lloyd’s.

Investments

Montpelier’s fixed maturity investments, equity securities and investment securities sold short are carried at fair value, with the net unrealized appreciation or depreciation on such securities reported within net realized and unrealized investment gains (losses) on the Company’s Consolidated Statements of Operations and Comprehensive Income.

Montpelier’s other investments consist of investments in investment funds, limited partnership interests, the BCGR Listed Fund, event-linked securities whose principal and interest are forgiven if specific events occur (“CAT Bonds”) and certain derivative instruments.  See Notes 4 and 6.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains or losses and net income or loss from derivative instruments are presented net of any associated performance fees.  Montpelier incurred (reversed) performance fees related to investments of $(2.2) million and $3.0 million during the three month periods ended September 30, 2014 and 2013, respectively, and $(0.1) million and $3.8 million during the nine month periods ended September 30, 2014 and 2013, respectively.  Montpelier incurred (reversed) performance fees related to investment-related derivatives of $1.2 million and $(1.1) million during the three month periods ended September 30, 2014 and 2013, and zero and $(1.3) million during the nine month periods ended September 30, 2014 and 2013, respectively.

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

Repurchase and Reverse Repurchase Agreements

In connection with Montpelier’s investing activities, certain of its investment managers may enter into repurchase and reverse repurchase agreements from time to time in order to enhance Montpelier’s investment performance.

A repurchase agreement, which is essentially a form of short-term borrowing, involves the sale of an investment security to a third-party buyer with the proviso that the seller (Montpelier in this instance) will repurchase the same security from the same party for an agreed-upon price on a specified future date.  As of September 30, 2014 and December 31, 2013, Montpelier did not have any repurchase agreements payable.

A reverse repurchase agreement, which is essentially a form of short-term lending, involves the purchase of an investment security from a third-party seller with the proviso that the buyer (Montpelier in this instance) will sell the same security to the same party for an agreed-upon price on a specified future date.  As of September 30, 2014 and December 31, 2013, Montpelier had amounts receivable under reverse repurchase agreements of zero and $80.8 million, respectively.  In accordance with GAAP, investment securities purchased under reverse repurchase agreements are not reflected within Montpelier’s Consolidated Balance Sheets.

Common Shares Held in Treasury

The Company’s common shares (“Common Shares”) held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of September 30, 2014, the Company’s $3.2 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet. As of December 31, 2013, the Company’s $4.1 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet.  See Note 7.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held. At September 30, 2014 and December 31, 2013, funds withheld balances of $5.4 million and $8.2 million, respectively, were recorded within other assets on the Company’s Consolidated Balance Sheets.

Non-Controlling Interests

The following table summarizes the movements in non-controlling interests during the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013
Non-controlling interests - beginning	$254.7	$99.3	$244.9	$—
Income attributable to third-party investments in the BCGR Cell	2.0	1.6	10.1	3.5
Income attributable to third-party investments in BCRH	2.2	—	7.4	—
Net income attributable to non-controlling interests	4.2	1.6	17.5	3.5
Net third-party investment in the BCGR Cell	—	—	2.1	97.4
Purchases of BCRH common shares by the Company	(6.4)	—	(8.2)	—
Net change in third-party investments in non-controlling interests	(6.4)	—	(6.1)	97.4
Dividends declared by BCRH attributable to non-controlling interests	(1.7)	—	(5.5)	—
Non-controlling interests - ending	$250.8	$100.9	$250.8	$100.9

NOTE 2.  Loss and LAE Reserve Movements

The following table summarizes Montpelier’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013
Gross unpaid loss and LAE reserves - beginning	$861.9	$1,003.7	$881.6	$1,112.4
Reinsurance recoverable on unpaid losses - beginning	(57.4)	(80.3)	(63.6)	(102.7)
Net unpaid loss and LAE reserves - beginning	804.5	923.4	818.0	1,009.7
Losses and LAE incurred:
Current year losses	99.6	62.8	266.2	226.3
Prior year losses	(37.0)	(36.0)	(109.7)	(102.1)
Total incurred losses and LAE	62.6	26.8	156.5	124.2
Net foreign currency translation movements on loss and LAE reserves	(18.7)	20.0	(7.5)	(1.3)
Losses and LAE paid and approved for payment:
Current year losses	(39.0)	(20.1)	(50.2)	(34.7)
Prior year losses	(34.6)	(62.7)	(142.0)	(210.5)
Total losses and LAE paid and approved for payment	(73.6)	(82.8)	(192.2)	(245.2)
Net unpaid loss and LAE reserves - ending	774.8	887.4	774.8	887.4
Reinsurance recoverable on unpaid losses - ending	55.5	73.7	55.5	73.7
Gross unpaid loss and LAE reserves - ending	$830.3	$961.1	$830.3	$961.1

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

Prior Year Loss and LAE Development — three and nine month periods ended September 30, 2014

During the third quarter of 2014, Montpelier experienced $37.0 million in net favorable development on prior year loss and LAE reserves relating primarily to the following events and factors:

•                            2011 and 2010 New Zealand earthquakes ($10.1 million decrease),

•                            2010 flooding in Portugal ($4.8 million decrease),

•                            2011 Thai floods ($4.7 million decrease),

•                            IBNR reductions associated with engineering business ($2.0 million decrease), and

•                            2011 Japanese earthquake ($1.7 million decrease).

In addition, claims reported to Montpelier during the third quarter of 2014 indicated that IBNR for natural catastrophe losses it initially recorded during 2013 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by $7.3 million.

The remaining net favorable development on prior year loss and LAE reserves recognized during the third quarter of 2014 related to several smaller adjustments made across multiple classes of business.

During the nine month period ended September 30, 2014, Montpelier experienced $109.7 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above for the three month period ended September 30, 2014, the favorable development recognized during the nine month period ended September 30, 2014 also included the following events and factors recognized during the first half of 2014:

•                            2012 windstorm Sandy ($4.6 million decrease),

•                            2011 Thai floods ($3.8 million decrease),

•                            A casualty claim from 2012 ($3.6 million increase),

•                            IBNR reductions associated with medical malpractice business ($3.5 million decrease),

•                            2005 hurricanes ($3.5 million decrease),

•                            2013 U.S. crop losses ($2.9 million decrease),

•                            A casualty loss from 2010 ($2.7 million increase),

•                            2011 Japan earthquake ($2.2 million decrease),

•                            2008 Hurricane Gustav ($2.2 million decrease),

•                            2010 Chilean earthquake ($1.6 million decrease)

•                            2012 Italian earthquake ($1.5 million decrease), and

•                            An engineering loss from 2013 ($1.1 million decrease).

In addition, claims reported to Montpelier during the first half of 2014 indicated that IBNR for losses it initially recorded during prior years exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves as follows:

•                            Natural catastrophe losses initially recorded during 2013 ($19.1 million decrease), and

•                            Property and Specialty Individual Risk and Other Specialty - Treaty losses recorded during multiple prior years at Montpelier at Lloyd’s (decreases of $12.9 million and $5.8 million, respectively).

The remaining net favorable development on prior year loss and LAE reserves recognized during the first half of 2014 related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — three and nine month periods ended September 30, 2013

During the third quarter of 2013, Montpelier experienced $36.0 million in net favorable development on prior year loss and LAE reserves.  This net favorable development related primarily to the following events and factors:

•                            The settlement of two claims, which occurred in 2010 and 2011, within our Property and Specialty Individual Risk line of business ($6.1 million decrease),

•                            Casualty IBNR recorded over several prior years at Montpelier Bermuda ($4.1 million decrease), and

•                            2007 power plant fire ($1.2 million decrease).

In addition, claims reported to Montpelier Bermuda during the third quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding windstorm Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $6.0  million during the third quarter of 2013.

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

•                            2012 windstorm Sandy ($4.5 million decrease),

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

In addition, claims reported to Montpelier Bermuda during the first half of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding windstorm Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $15.8 million during the first half of 2013.

The remaining net favorable development on prior year loss and LAE reserves recognized during the first half of 2013 related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier’s prior year losses and LAE incurred include foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $(4.6) million and $6.2 million during the three month periods ended September 30, 2014 and 2013, respectively, and $0.4 million and $(0.5) million during the nine month periods ended September 30, 2014 and 2013, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier’s loss and LAE reserves include foreign currency translation gains (losses) of $18.7 million and $(20.0) million during the three month periods ended September 30, 2014 and 2013, respectively, and $7.5 million and $1.3 million during the nine month periods ended September 30, 2014 and 2013, respectively.  Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its underwriting results or its underwriting ratios.

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

Earned reinsurance premiums ceded were $24.0 million and $23.7 million for the three month periods ended September 30, 2014 and 2013, respectively, and $65.7 million and $76.7 million for the nine month periods ended September 30, 2014 and 2013, respectively.  Net increases (decreases) in estimated ultimate reinsurance recoveries included in loss and LAE were $7.3 million and $(1.0) million for the three month periods ended September 30, 2014 and 2013, respectively, and $13.3 million and $11.1 million for the nine month periods ended September 30, 2014 and 2013, respectively.  Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid and unpaid losses at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
Rating	Amount	% of Total	Amount	% of Total
A++	$0.3	3%	$—	—%
A+	5.0	54	0.7	19
A	3.1	34	1.4	39
A-	0.1	1	—	—
Unrated by A.M. Best	0.7	8	1.5	42
Total reinsurance recoverable on paid losses	$9.2	100%	$3.6	100%

	September 30, 2014		December 31, 2013
Rating	Amount	% of Total	Amount	% of Total
A++	$0.3	1%	—	—%
A+	26.7	48	$28.6	45%
A	20.3	37	20.2	32
A-	0.8	1	4.2	6
Unrated by A.M. Best	7.4	13	10.6	17
Total reinsurance recoverable on unpaid losses	$55.5	100%	$63.6	100%

Montpelier’s unrated reinsurance recoverables as of September 30, 2014 and December 31, 2013 relate to reinsurers that have either: (i) fully-collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

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

As of September 30, 2014, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s  fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	September 30, 2014		December 31, 2013
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$745.9	$743.0	$886.7	$906.8
Debt securities issued/sponsored by the U.S. Treasury and its agencies	456.1	456.3	533.0	524.5
Residential mortgage-backed securities	304.1	308.4	430.3	423.5
Debt securities issued by non-U.S. governments and their agencies	77.6	77.7	109.6	108.2
Commercial mortgage-backed securities	99.0	99.8	137.7	138.8
Debt securities issued by U.S. states and political subdivisions	19.3	19.5	47.2	47.1
Other debt obligations	221.6	223.8	277.4	281.9
Total fixed maturity investments	$1,923.6	$1,928.5	$2,421.9	$2,430.8
Equity securities:
Exchange-listed funds	$143.9	$154.7	$84.5	$95.2
Other	14.6	14.5	22.1	22.1
Total equity securities	$158.5	$169.2	$106.6	$117.3

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward high quality, fixed maturity securities with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise. As of September 30, 2014, Montpelier’s fixed maturities had an average credit quality of “AA-” (Very Strong) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and an average duration of 1.9 years (inclusive of fixed maturity derivative and short positions).

As of September 30, 2014, 69% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency) or represented U.S. government or U.S. government-sponsored enterprise securities, 9% were rated “BBB” (Good) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and 22% were either unrated or rated below “BBB” (or an equivalent rating with another recognized rating agency).

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $74.6 million and $130.0 million as of September 30, 2014 and December 31, 2013, respectively.  Montpelier also had open short equity and investment option and future positions of $7.5 million and $25.6 million at September 30, 2014 and December 31, 2013, respectively.  Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $0.7 million and $(2.4) million as of September 30, 2014 and December 31, 2013, respectively.

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	September 30, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Investment funds and limited partnership interests	$613.4	$613.4	$70.1	$70.1
Investment in the BCGR Listed Fund	0.4	0.4	2.4	2.4
Total other investments at net asset value	$613.8	$613.8	$72.5	$72.5

Other investments carried at fair value:
Derivative instruments	$0.4	5.9	3.1	4.2
CAT Bonds	2.0	2.1	2.0	2.0
Investment funds and limited partnership interests	50.0	49.1	0.1	0.1
Total other investments carried at fair value	$52.4	$57.1	$5.2	$6.3

Other investments	$666.2	$670.9	$77.7	$78.8

Montpelier’s investments in investment funds and limited partnership interests are carried at either their fair values or their underlying net asset values, depending on Montpelier’s ownership share. For those investment funds and limited partnership interests carried at fair values, the underlying net asset value is used as a best estimate of fair value.

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

Montpelier’s interests in investment funds and limited partnerships that are carried at net asset value relate to vehicles that invest in the following:

•                            Highly-rated government bond markets, using fixed maturities and derivatives to take long and short positions,

•                            Structured credit instruments backed by residential mortgages and other loans and receivables,

•                            Public and private equity securities, derivative instruments and currency exposures, and

•                            Small growth-oriented businesses.

The majority of Montpelier’s interests in investment funds and limited partnerships can be redeemed or sold without penalty within 30 days.  Redemptions of the remaining interests are subject to early termination fees and liquidity constraints.  Montpelier does not expect to redeem a significant portion of any of these investments during the next twelve months.

Montpelier’s investment in the BCGR Listed Fund at September 30, 2014 and December 31, 2013 represents the amount of its investment in the BCGR Listed Fund that had not been deployed into the BCGR Cell as of those dates.

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures (long) and the LIBOR Swap as of September 30, 2014 and December 31, 2013.  See Note 6.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$727.1	$15.9	$743.0
Debt securities issued/sponsored by the U.S. Treasury and its agencies	375.0	81.3	—	456.3
Residential mortgage-backed securities	—	308.4	—	308.4
Debt securities issued by non-U.S. governments and their agencies	—	77.7	—	77.7
Commercial mortgage-backed securities	—	99.8	—	99.8
Debt securities issued by U.S. states and political subdivisions	—	19.5	—	19.5
Other debt obligations	—	212.1	11.7	223.8
Total fixed maturity investments	$375.0	$1,525.9	$27.6	$1,928.5
Equity securities:
Exchange-listed funds	$154.7	$—	$—	$154.7
Other	14.5	—	—	14.5
Total equity securities	$169.2	$—	$—	$169.2
Other investments carried at fair value	$—	$8.0	$49.1	$57.1
Total investments carried at fair value	$544.2	$1,533.9	$76.7	$2,154.8
Other investments carried at net asset value	$—	$562.2	$51.6	$613.8

Total investments	$544.2	$2,096.1	$128.3	$2,768.6

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$896.8	$10.0	$906.8
Debt securities issued/sponsored by the U.S. Treasury and its agencies	430.7	93.8	—	524.5
Residential mortgage-backed securities	—	423.5	—	423.5
Debt securities issued by non-U.S. governments and their agencies	—	108.2	—	108.2
Commercial mortgage-backed securities	—	138.8	—	138.8
Debt securities issued by U.S. states and political subdivisions	—	47.1	—	47.1
Other debt obligations	—	263.6	18.3	281.9
Total fixed maturity investments	$430.7	$1,971.8	$28.3	$2,430.8
Equity securities:
Exchange-listed funds	$95.2	$—	$—	$95.2
Other	21.9	—	0.2	22.1
Total equity securities	$117.1	$—	$0.2	$117.3
Other investments carried at fair value	$—	$6.2	$0.1	$6.3
Total investments carried at fair value	$547.8	$1,978.0	$28.6	$2,554.4
Other investments carried at net asset value	$—	$61.5	$11.0	$72.5

Total investments	$547.8	$2,039.5	$39.6	$2,626.9

Level 1 Securities

Montpelier’s investments classified as Level 1 as of September 30, 2014 and December 31, 2013, consisted of U.S. Treasuries and long equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of September 30, 2014 and December 31, 2013, approximately 18% and 33%, respectively, of Montpelier’s open short fixed maturity positions, and substantially all of Montpelier’s short equity positions, were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of September 30, 2014 and December 31, 2013, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of September 30, 2014 and December 31, 2013, approximately 82% and 63%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 2 inputs.

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

Other investments.  Montpelier’s Level 2 other investments carried at fair value consist of publicly traded derivative instruments and CAT bonds.  Montpelier’s Level 2 other investments carried at net asset value consist of certain investments in funds and limited partnerships interests whose carrying values are based on net asset values provided by the relevant investment managers.

There were no transfers between Levels 1 and 2 during any of the periods presented.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of September 30, 2014 and December 31, 2013 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain limited partnerships.  In addition, as of September 30, 2014 and December 31, 2013, zero and approximately 4%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 3 inputs.

Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent: (i) bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information; and (ii) debt instruments issued by private entities that are priced using cash-flow models maintained by Montpelier.

Other debt obligations.  Montpelier’s Level 3 other debt obligations represent tranches of collateralized loan obligations that are priced using non-binding broker quotes which may not be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments include certain investments in investment funds and limited partnerships which cannot be readily redeemed, and whose values are based on net asset values obtained from the investment manager or general partner of the respective entity.  As of September 30, 2014, nearly all of Montpelier’s Level 3 other investments were subject to lock-up restrictions and therefore cannot be redeemed until such restrictions expire in 2015 and 2016.

As of September 30, 2014 and December 31, 2013, the Company’s Level 3 investments measured at fair value represented 3.6% and 1.1% of its total investments measured at fair value, respectively.  As of September 30, 2014 and December 31, 2013, the Company’s total Level 3 investments represented 4.6% and 1.5% of its total investments, respectively.  The primary reason for the increase in the proportionate share of investments represented by Level 3 securities is the purchase of investment funds and limited partnership interests during the third quarter of 2014 that are subject to the lock-up restrictions previously noted.

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine month periods ended September 30, 2014:

	Three Month Period Ended September 30, 2014
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$24.0	$1.1	$(4.7)	$—	$—	$(4.5)	$15.9
Other debt obligations	19.6	7.8	(1.4)	—	—	(14.3)	11.7
Total fixed maturity investments	43.6	$8.9	$(6.1)	$—	$—	$(18.8)	$27.6
Other investments	—	49.1	—	—	—	—	49.1
Total Level 3 investments at fair value	$43.6	$58.0	$(6.1)	$—	$—	$(18.8)	$76.7

	Nine Month Period Ended September 30, 2014
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$10.0	$21.0	$(10.3)	$0.1	$(0.1)	$(4.8)	$15.9
Other debt obligations	18.3	16.4	(8.0)	0.2	0.5	(15.7)	11.7
Total fixed maturity investments	28.3	37.4	(18.3)	0.3	0.4	(20.5)	27.6
Equity investments	0.2	—	(0.6)	0.4	—	—	—
Other investments	0.1	49.1	(0.1)	—	—	—	49.1
Total Level 3 investments at fair value	$28.6	$86.5	$(19.0)	$0.7	$0.4	$(20.5)	$76.7

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine month periods ended September 30, 2013:

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

The level 3 transfers during the 2014 periods presented relate primarily to movements of convertible bonds from Level 3 to Level 2, and the level 3 transfers during the 2013 periods presented relate primarily to movements of bank loans from Level 3 to Level 2. These movements reflect an increase in the overall quality and transparency of the pricing information that the Company receives from its pricing vendors.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three and nine month periods ended September 30, 2014 and 2013, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Three Month Period Ended September 30, 2014:
Fixed maturity investments	$17.5	$(27.3)	$(2.4)	$(12.2)
Equity securities	(1.0)	(4.7)	(4.9)	(10.6)
Other investments	2.6	(4.7)	2.7	0.6

Three Month Period Ended September 30, 2013:
Fixed maturity investments	$(21.0)	$20.4	$4.4	$3.8
Equity securities	(0.6)	4.2	(3.6)	—
Other investments	(0.5)	2.1	(0.8)	0.8

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Nine Month Period Ended September 30, 2014:
Fixed maturity investments	$20.2	$(2.0)	$(2.0)	$16.2
Equity securities	1.1	3.0	(4.2)	(0.1)
Other investments	3.2	(0.6)	(10.6)	(8.0)

Nine Month Period Ended September 30, 2013:
Fixed maturity investments	$0.9	$(62.9)	$0.4	$(61.6)
Equity securities	—	2.4	(5.6)	(3.2)
Other investments	(7.0)	9.3	(5.5)	(3.2)

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

Net Investment Income

Montpelier’s net investment income for the three and nine month periods ended September 30, 2014 and 2013 consisted of the following:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013

Fixed maturity investments	$13.5	$18.4	$41.8	$55.1
Cash and cash equivalents	—	—	0.1	0.2
Equity securities	0.2	0.2	1.6	0.4
Other investments	0.1	0.1	0.3	0.2
Total investment income	13.8	18.7	43.8	55.9
Investment expenses	(1.9)	(2.0)	(6.6)	(6.1)
Net investment income	$11.9	$16.7	$37.2	$49.8

Investment Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re (the “Blue Water Trusts”) for the benefit of ceding companies.  As of September 30, 2014 and December 31, 2013, the fair value of all assets held in the Blue Water Trusts was $400.4 million and $164.7 million, respectively, which met the minimum values required on those dates.

Blue Capital Re, which commenced its operations in November 2013, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Capital Re (the “Blue Capital Re Trusts”) for the benefit of ceding companies.  As of September 30, 2014 and December 31, 2013, the fair value of all assets held in the Blue Capital Trusts was $10.6 million and zero, respectively, which met the minimum values required on those dates.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business Montpelier retained in connection with the MUSIC Sale.  As of September 30, 2014 and December 31, 2013, the fair value of all assets held in the MUSIC Trust was $28.4 million and $32.0 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants. Montpelier Re has been granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of September 30, 2014 and December 31, 2013, the fair value of all assets held in the Reinsurance Trust was $340.5 million and $337.7 million, respectively, which met the minimum value required on those dates.

In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with a reduction in its Florida’s collateral requirements.  As of September 30, 2014 and December 31, 2013, the fair value of all assets held in the FL Trust was $26.0 million and $26.1 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. As of September 30, 2014 and December 31, 2013, the fair value of all assets held in the Lloyd’s Capital Trust was $206.5 million and $160.2 million, respectively, which met the minimum value required on those dates.

Premiums received by Syndicate 5151 are required to be received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  See Note 11.  As of September 30, 2014 and December 31, 2013, the fair value of all assets held in the Premiums Trust Funds was $282.7 million and $326.4 million, respectively.

Montpelier’s investment assets held in trust appear on the Company’s Consolidated Balance Sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $8,966.5 million and $4,632.1 million for the nine month periods ended September 30, 2014 and 2013, respectively.  Maturities, calls and paydowns of investments totaled $283.4 million and $309.4 million for the nine month periods ended September 30, 2014 and 2013, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the periods presented.

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

The carrying value of the Senior Notes at September 30, 2014 and December 31, 2013, was $299.2 million.

The Company incurred interest expense on the Senior Notes of $3.5 million and $10.5 million during each of the three and nine month periods ended September 30, 2014 and 2013, respectively. The Company paid interest on the Senior Notes of $7.0 million and $7.4 million during the nine month periods ended September 30, 2014 and 2013, respectively.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.03% to 4.05% and from 4.05% to 4.11% during the nine month periods ended September 30, 2014 and 2013, respectively.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred and paid interest on the Trust Preferred Securities of $1.0 million and $3.1 million during each of the three and nine month periods ended September 30, 2014 and 2013, respectively.

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

Credit Agreements

On May 2, 2014, BCRH entered into a 364-day unsecured credit agreement (the “BCRH Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Borrowings under the BCRH Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company serves as a guarantor for the BCRH Credit Agreement and is entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility’s total capacity. See Note 14.

As of September 30, 2014, BCRH had $4.0 million of outstanding borrowings under the BCRH Credit Agreement.  These borrowings must be repaid no later than January 26, 2015, and are subject to an annual interest rate of 1.33%.

BCRH incurred $0.1 million in non-recurring fees in establishing the BCRH Credit Agreement and is subject to an ongoing annual commitment and administrative fee of 0.375% of the facility’s total capacity.

BCRH incurred interest expense on its borrowings under the BCRH Credit Agreement of less than $0.1 million during the three and nine month periods ended September 30, 2014, respectively.  BCRH was not required to make any interest payments during such periods.

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

As of September 30, 2014, BCRH and the Company were in compliance with each of the covenants associated with the BCRH Credit Agreement.

On May 15, 2014, the BCGR Listed Fund entered into a 364-day unsecured credit agreement (the “BCGR Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the BCGR Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company serves as a guarantor for the BCGR Credit Agreement and is entitled to receive an annual guarantee fee from the BCGR Listed Fund equal to 0.125% of the facility’s total capacity.

As of September 30, 2014, there were no borrowings made under the BCGR Credit Agreement.

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

As of September 30, 2014, the Company was in compliance with each of the covenants associated with the BCGR Credit Agreement.

Letter of Credit Facilities

Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $32.0 million as of September 30, 2014 and December 31, 2013. The following table outlines these facilities as of September 30, 2014:

	Total Capacity	Amount Drawn	Expiry Date
Secured Operational Letter of Credit Facilities
Bilateral Facility	$75.0	$18.9	None
Four Year Committed Facility	75.0	3.4	Oct. 2016

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral.  As of September 30, 2014 and December 31, 2013, the Company and Montpelier Re were in compliance with all covenants.

Montpelier Re’s Bilateral Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of 0.45% on drawn balances.  As of September 30, 2014, there were $18.9 million in outstanding letters of credit drawn under this facility.

Montpelier Re’s Four Year Committed Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of between 0.25% and 0.35% on drawn balances (depending on the type of collateral provided) and 0.125% on undrawn balances. As of September 30, 2014, there were $3.4 million in outstanding letters of credit drawn under this facility.

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

The following tables present the fair values, notional values (expressed in millions of notional units) and balance sheet location of Montpelier’s derivative instruments recorded at September 30, 2014 and December 31, 2013 and the net income (loss) from such derivative instruments during the three and nine month periods ended September 30, 2014 and 2013:

		September 30, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Units	Fair Value	Notional Units
Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(7.4)	300	$0.6	288
U.S. Dollars sold	Other Investments	11.0	349	(0.1)	279
Cross-currency	Other Investments	0.2	26	0.4	84
Credit Derivatives	Other Investments	1.5	146	(0.2)	231
Interest Rate Contracts	Other Investments	0.3	457	1.5	2,806
Investment Options and Futures - long	Other Investments	0.4	29	3.8	6,627
Investment Options and Futures - short	Other Liabilities	—	—	(1.3)	1,748
LIBOR Swap	Other Investments	(0.1)	100	(0.5)	100
Outward ILW Swaps	Other Assets	1.1	32	0.2	3
Inward ILW Swap	Other Liabilities	(0.5)	10	(1.5)	10

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
Income (Loss) From Derivative Instruments:	2014	2013	2014	2013

Foreign Exchange Contracts - underwriting activities	$(1.3)	$5.8	$0.5	$(4.4)
Foreign Exchange Contracts - investing activities	7.8	(2.8)	0.4	3.7
Credit Derivatives	(0.1)	(6.4)	(5.3)	(10.7)
Interest Rate Contracts	(1.8)	3.4	(0.2)	4.6
Investment Options and Futures	(2.9)	(0.8)	(9.1)	(2.4)
LIBOR Swap	0.1	(0.8)	(0.3)	0.6
Outward ILW Swaps	(2.6)	(5.1)	(3.3)	(5.7)
Inward ILW Swap	0.7	—	0.9	—
Net losses from derivative instruments	$(0.1)	$(6.7)	$(16.4)	$(14.3)

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

Outward ILW Swaps

In June 2014 the BCGR Cell and Blue Capital Re ILS collectively entered into an ILW swap (the “Blue Capital Outward ILW Swap”) with a third-party in order to purchase protection against U.S. wind exposures from June 2014 to December 2014. In return for a total fixed payment of $2.3 million, the BCGR Cell and Blue Capital Re ILS are entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum total recovery to the BCGR Cell and Blue Capital Re ILS under the Blue Capital Outward ILW Swap is $12.5 million.  Through September 30, 2014, Montpelier was not aware of any industry loss event occurring that would have triggered a recovery under the Blue Capital Outward ILW Swap.

During the second quarter of 2014, Montpelier Re entered into four ILW Swaps (the “2014 Japan Wind Swaps”) with third-parties in order to purchase protection against its Japanese wind and flood exposures.  The inceptions dates of the Japan Wind Swaps range from April 1 to May 20, 2014, and the expiration dates range from November 30 to December 15, 2014.  In return for fixed payments totalling $1.7 million, Montpelier Re is entitled to receive floating payments in the event of certain losses incurred by the insurance industry as a whole.  The maximum recovery to Montpelier Re under each Japan Wind Swap is $5.0 million, representing a maximum total recovery of $20.0 million. Through September 30, 2014, Montpelier was not aware of any industry loss event occurring which would have triggered a payment to Montpelier Re under the 2014 Japan Wind Swaps.

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

In July 2013 Syndicate 5151 entered into an ILW Swap (the “2013 Engineering Swap”) with a third-party in order to purchase protection against its construction and engineering exposures from July 1, 2013 to June 30, 2014.  In return for a fixed payment of $0.3 million, Syndicate 5151 is entitled to receive a floating payment in the event of certain losses incurred by the insurance industry as a whole. The maximum recovery to Syndicate 5151 under the 2013 Engineering Swap is $3.0 million.  The 2013 Engineering Swap expired without any payment to Syndicate 5151.

The 2013 Engineering Swap is a renewal of a former ILW Swap (the “2012 Engineering Swap”) which covered Syndicate 5151’s construction and engineering exposures from June 11, 2012 to June 30, 2013.  The 2012 Engineering Swap incorporated the same fixed and floating payments as those associated with the 2013 Engineering Swap. The 2012 Engineering Swap expired without any payment to Syndicate 5151.

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

Inward ILW Swap

In December 2013 Blue Capital Re ILS entered into an ILW swap (the “ILW Swap”) with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  In return for a fixed payment of $1.5 million, Blue Capital Re ILS is required to make a floating-rate payment in the event of certain losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand from November 2013 to December 2014. Blue Capital Re ILS’s maximum payment obligation under the ILW Swap is $10.0 million. Through September 30, 2014, Blue Capital Re ILS was not aware of any industry loss event occurring that would have triggered a payment obligation under the ILW Swap.

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

Preferred Shares

As of September 30, 2014 and December 31, 2013, there were 6.0 million Preferred Shares outstanding with a liquidation preference of $25.00 per share representing $150.0 million in face value. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem at its option, in whole or in part, the Preferred Shares at a price of $25.00 per share plus any declared and unpaid dividends.

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

Common Shares

The following table summarizes the Company’s Common Share activities during the nine month periods ended September 30, 2014 and 2013:

	Nine Month Periods Ended September 30,
(in Common Shares)	2014	2013
Beginning Common Shares outstanding	49,274,165	55,269,690
Acquisitions of Common Shares:
Common Shares repurchased and retired	(4,343,905)	(5,762,988)
Common Shares repurchased and placed in treasury	(861,417)	—
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	257,128	278,212
Ending Common Shares outstanding	44,325,971	49,784,914

As of September 30, 2014, the Company had 44,325,971 Common Shares outstanding consisting of 46,118,934 Common Shares issued less 1,792,963 Common Shares held in treasury. As of December 31, 2013, the Company had 49,274,165 Common Shares outstanding consisting of 50,462,839 Common Shares issued less 1,188,674 Common Shares held in treasury.

2014 Common Share activity

The Company repurchased 5,205,322 Common Shares during nine month period ended September 30, 2014 pursuant to a publicly announced share repurchase program at an average price of $29.58 per share. Of these Common Shares repurchased during the first nine months of 2014, 4,343,905 Common Shares were retired and 861,417 Common Shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations.

The Company issued 257,128 Common Shares to employees in satisfaction of vested RSU obligations during the first nine months of 2014. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a net gain on issuance of $0.9 million, which was recorded as an increase to retained earnings.

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

Common Share Repurchase Authorization

As of September 30, 2014,  the Company had a remaining Common Share repurchase authorization of $113.7 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Dividends Declared and Paid

The Company declared cash dividends per Common Share and RSU of $0.20 and $0.115 during the three month periods ended September 30, 2014 and 2013, respectively, and $0.45 and $0.345 during the nine month periods ended September 30, 2014 and 2013, respectively.  The total amount of dividends paid to holders of Common Shares and RSUs during the nine month periods ended September 30, 2014 and 2013 was $18.2 million and $18.5 million, respectively. As of September 30, 2014 and December 31, 2013, the Company had $9.1 million and $6.2 million, respectively, of dividends payable to holders of Common Shares and RSUs.

The Company declared cash dividends per Preferred Share totaling $0.555 during each of the three month periods  ended September 30, 2014 and 2013, respectively and $1.664 during each of the nine month periods ended September 30, 2014 and 2013, respectively.  The total amount of dividends paid to holders of Preferred Shares during each of the nine month periods ended September 30, 2014 and 2013, was $10.0 million.  As of September 30, 2014 and December 31, 2013, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

Dividends payable are included within accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

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

The following table summarizes Montpelier’s identifiable assets by segment as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Montpelier Bermuda	$2,880.5	$2,773.9
Montpelier at Lloyd’s	573.7	543.4
Collateralized Reinsurance	467.0	394.4
Corporate and Other, including inter-segment eliminations	28.0	46.8
Total assets	$3,949.2	$3,758.5

A summary of Montpelier’s consolidated statements of operations by segment for the three month periods ended September 30, 2014 and 2013 follows:

Three Month Period Ended September 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total
Gross premiums written	$56.4	$68.7	$11.7	$(7.9)	$128.9
Ceded reinsurance premiums	(18.3)	(2.7)	—	7.8	(13.2)
Net premiums written	38.1	66.0	11.7	(0.1)	115.7
Change in net unearned premiums	39.3	(0.5)	10.6	0.1	49.5
Net premiums earned	77.4	65.5	22.3	—	165.2
Loss and LAE	(6.8)	(48.2)	(6.9)	(0.7)	(62.6)
Acquisition costs	(8.9)	(15.4)	(3.2)	—	(27.5)
General and administrative expenses	(10.0)	(10.6)	(1.7)	(9.9)	(32.2)
Underwriting income	51.7	(8.7)	10.5	(10.6)	42.9
Net investment income	10.6	0.8	(0.1)	0.6	11.9
Other revenue	(0.5)	—	(0.1)	0.8	0.2
Net investment and foreign currency losses	(25.9)	18.0	—	0.2	(7.7)
Net losses from derivative instruments	0.8	—	(1.1)	0.2	(0.1)
Interest and other financing expenses	—	—	—	(4.7)	(4.7)
Income before income taxes	$36.7	$10.1	$9.2	$(13.5)	$42.5

Three Month Period Ended	Montpelier	Montpelier at	Collateralized	Corporate
September 30, 2013	Bermuda	Lloyd’s	Reinsurance	and Other	Total
Gross premiums written	$60.2	$53.2	$1.1	$—	$114.5
Ceded reinsurance premiums	(12.3)	(0.8)	—	0.1	(13.0)
Net premiums written	47.9	52.4	1.1	0.1	101.5
Change in net unearned premiums	41.9	2.5	7.1	—	51.5
Net premiums earned	89.8	54.9	8.2	0.1	153.0
Loss and LAE	(5.6)	(20.4)	(0.4)	(0.4)	(26.8)
Acquisition costs	(9.5)	(14.0)	(1.0)	—	(24.5)
General and administrative expenses	(9.7)	(9.7)	(0.5)	(11.4)	(31.3)
Underwriting income	65.0	10.8	6.3	(11.7)	70.4
Net investment income	15.0	1.4	—	0.3	16.7
Other revenue	0.1	—	—	(0.1)	—
Net investment and foreign currency losses	7.4	(25.0)	—	(0.1)	(17.7)
Net losses from derivative instruments	(8.6)	2.9	(0.4)	(0.6)	(6.7)
Interest and other financing expenses	(0.1)	(0.5)	—	(4.1)	(4.7)
Income before income taxes	$78.8	$(10.4)	$5.9	$(16.3)	$58.0

A summary of Montpelier’s consolidated statements of operations by segment for the nine month periods ended September 30, 2014 and 2013 follows:

Nine Month Period Ended September 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total
Gross premiums written	$379.2	$211.4	$75.4	$(24.6)	$641.4
Ceded reinsurance premiums	(91.2)	(17.0)	—	24.5	(83.7)
Net premiums written	288.0	194.4	75.4	(0.1)	557.7
Change in net unearned premiums	(47.6)	(12.7)	(12.8)	—	(73.1)
Net premiums earned	240.4	181.7	62.6	(0.1)	484.6
Loss and LAE	(36.8)	(102.2)	(16.0)	(1.5)	(156.5)
Acquisition costs	(27.6)	(44.5)	(9.6)	—	(81.7)
General and administrative expenses	(27.2)	(29.2)	(4.9)	(26.6)	(87.9)
Underwriting income	148.8	5.8	32.1	(28.2)	158.5
Net investment income	33.0	3.1	0.1	1.0	37.2
Other revenue	(0.7)	—	(0.2)	1.1	0.2
Net investment and foreign currency gains	19.5	4.4	—	0.3	24.2
Net losses from derivative instruments	(14.8)	(0.2)	(1.0)	(0.4)	(16.4)
Interest and other financing expenses	(0.1)	(0.1)	—	(13.9)	(14.1)
Income before income taxes	$185.7	$13.0	$31.0	$(40.1)	$189.6

Nine Month Period Ended	Montpelier	Montpelier	Collateralized	Corporate
September 30, 2013	Bermuda	at Lloyd’s	Reinsurance	and Other	Total
Gross premiums written	$396.7	$181.9	$38.3	$1.5	$618.4
Ceded reinsurance premiums	(70.5)	(18.8)	(3.0)	(0.8)	(93.1)
Net premiums written	326.2	163.1	35.3	0.7	525.3
Change in net unearned premiums	(51.1)	(4.8)	(17.8)	—	(73.7)
Net premiums earned	275.1	158.3	17.5	0.7	451.6
Loss and LAE	(31.8)	(88.9)	(2.4)	(1.1)	(124.2)
Acquisition costs	(28.3)	(38.8)	(1.9)	(0.2)	(69.2)
General and administrative expenses	(27.5)	(25.9)	(2.1)	(29.1)	(84.6)
Underwriting income	187.5	4.7	11.1	(29.7)	173.6
Net investment income	45.0	4.1	—	0.7	49.8
Other revenue	0.1	—	0.7	(0.8)	—
Net investment and foreign currency losses	(61.7)	0.1	—	(2.2)	(63.8)
Net losses from derivative instruments	(15.3)	0.6	(0.4)	0.8	(14.3)
Interest and other financing expenses	(0.2)	(1.5)	—	(12.4)	(14.1)
Income before income taxes	$155.4	$8.0	$11.4	$(43.6)	$131.2

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended September 30, 2014 and 2013:

	Montpelier	Montpelier	Collateralized	Corporate and
Three Month Period Ended September 30, 2014	Bermuda	at Lloyd’s	Reinsurance	Other (1)	Total
Property Catastrophe - Treaty	$28.0	$0.8	$11.7	$(7.8)	$32.7
Property Specialty - Treaty	11.3	2.1	—	—	13.4
Other Specialty - Treaty	13.7	25.9	—	—	39.6
Property and Specialty Individual Risk	3.4	39.9	—	(0.1)	43.2
Total gross premiums written	$56.4	$68.7	$11.7	$(7.9)	$128.9

	Montpelier	Montpelier	Collateralized	Corporate and
Three Month Period Ended September 30, 2013	Bermuda	at Lloyd’s	Reinsurance	Other (1)	Total
Property Catastrophe - Treaty	$29.5	$(0.1)	$1.1	$(0.2)	$30.3
Property Specialty - Treaty	13.4	1.8	—	—	15.2
Other Specialty - Treaty	12.5	24.4	—	—	36.9
Property and Specialty Individual Risk	4.8	27.1	—	0.2	32.1
Total gross premiums written	$60.2	$53.2	$1.1	$—	$114.5

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment. The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Periods Ended September 30,
	2014		2013
Worldwide (1)	$51.6	40%	$54.6	48%
U.S. and Canada	47.7	37	36.5	32
Australasia and Oceania	13.0	10	6.2	5
U.K. and Ireland	4.7	4	5.3	4
Worldwide, excluding U.S. and Canada (2)	3.4	3	4.4	4
Western Europe, excluding the U.K. and Ireland	2.1	2	0.9	1
Japan	1.9	1	2.2	2
Other	4.5	3	4.4	4
Total gross premiums written	$128.9	100%	$114.5	100%

(1)   “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)   “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the nine month periods ended September 30, 2014 and 2013:

Nine Month Period Ended September 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$250.3	$3.8	$75.4	$(24.0)	$305.5
Property Specialty - Treaty	42.9	3.6	—	—	46.5
Other Specialty - Treaty	63.1	70.4	—	(0.5)	133.0
Property and Specialty Individual Risk	22.9	133.6	—	(0.1)	156.4
Total gross premiums written	$379.2	$211.4	$75.4	$(24.6)	$641.4

Nine Month Period Ended September 30, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$272.7	$4.1	$38.3	$0.7	$315.8
Property Specialty - Treaty	37.4	4.8	—	0.1	42.3
Other Specialty - Treaty	59.4	59.7	—	(0.1)	119.0
Property and Specialty Individual Risk	27.2	113.3	—	0.8	141.3
Total gross premiums written	$396.7	$181.9	$38.3	$1.5	$618.4

(1)         Represents: (i) for 2014 and 2013, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; (ii) for 2014, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Collateralized Reinsurance; and (iii) for 2013, premiums written within the Company’s former MUSIC Run-Off segment.

The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Nine Month Periods Ended September 30,
	2014		2013

U.S. and Canada	$316.9	49%	$318.5	52%
Worldwide (1)	189.8	30	166.7	27
Western Europe, excluding the U.K. and Ireland	31.8	5	27.6	4
Worldwide, excluding U.S. and Canada (2)	25.3	4	31.4	5
Australasia and Oceania	22.0	3	17.0	3
U.K. and Ireland	16.6	3	19.3	3
Japan	15.3	2	21.3	3
Other	23.7	4	16.6	3
Total gross premiums written	$641.4	100%	$618.4	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended September 30, 2014 and 2013:

Three Month Period Ended September 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$41.7	$1.6	$22.3	$0.1	$65.7
Property Specialty - Treaty	14.0	1.1	—	—	15.1
Other Specialty - Treaty	17.0	23.4	—	(0.1)	40.3
Property and Specialty Individual Risk	4.7	39.4	—	—	44.1
Total net earned premiums	$77.4	$65.5	$22.3	$—	$165.2

Three Month Period Ended September 30, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$56.2	$0.9	$8.2	$(0.1)	$65.2
Property Specialty - Treaty	12.2	1.3	—	—	13.5
Other Specialty - Treaty	15.7	23.5	—	—	39.2
Property and Specialty Individual Risk	5.7	29.2	—	0.2	35.1
Total net earned premiums	$89.8	$54.9	$8.2	$0.1	$153.0

(1)         Represents: (i) for 2014 and 2013, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; and (ii) for 2013, premiums earned within the Company’s former MUSIC Run-Off segment.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods Ended September 30,
	2014		2013

U.S. and Canada	$87.3	53%	$78.6	51%
Worldwide (1)	40.7	24	38.2	25
Western Europe, excluding the U.K. and Ireland	10.0	6	7.7	5
Worldwide, excluding U.S. and Canada (2)	7.7	5	8.3	5
Australasia and Oceania	7.1	4	4.5	3
Japan	4.6	3	5.8	4
U.K. and Ireland	4.5	3	5.3	4
Other	3.3	2	4.6	3
Total net earned premiums	$165.2	100%	$153.0	100%

(1)         “Worldwide” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area and do not specifically exclude the U.S. and Canada.

(2)         “Worldwide, excluding U.S. and Canada” comprises insurance and reinsurance contracts that insure or reinsure risks in more than one geographic area but specifically exclude the U.S. and Canada.

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the nine month periods ended September 30, 2014 and 2013:

Nine Month Period Ended September 30, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$134.0	$3.2	$62.6	$(0.2)	$199.6
Property Specialty - Treaty	42.4	2.9	—	0.1	45.4
Other Specialty - Treaty	47.8	68.2	—	(0.2)	115.8
Property and Specialty Individual Risk	16.2	107.4	—	0.2	123.8
Total net earned premiums	$240.4	$181.7	$62.6	$(0.1)	$484.6

Nine Month Period Ended September 30, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$177.4	$2.5	$17.5	$0.7	$198.1
Property Specialty - Treaty	35.3	4.4	—	(0.3)	39.4
Other Specialty - Treaty	45.0	62.8	—	—	107.8
Property and Specialty Individual Risk	17.4	88.6	—	0.3	106.3
Total net earned premiums	$275.1	$158.3	$17.5	$0.7	$451.6

(1)         Represents: (i) for 2014 and 2013, the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; and (ii) for 2013, premiums earned within the Company’s former MUSIC Run-Off segment.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Nine Month Periods Ended September 30,
	2014		2013

U.S. and Canada	$250.3	52%	$249.3	55%
Worldwide (1)	128.8	26	90.3	20
Western Europe, excluding the U.K. and Ireland	28.1	6	24.2	5
Worldwide, excluding U.S. and Canada (2)	19.4	4	24.8	6
Japan	15.2	3	17.5	4
Australasia and Oceania	14.1	3	13.9	3
U.K. and Ireland	13.7	3	16.3	4
Other	15.0	3	15.3	3
Total net earned premiums	$484.6	100%	$451.6	100%

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

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013

Net income available to the Company’s common shareholders	$34.8	$53.0	$161.8	$117.8
Less: net earnings allocated to participating securities	(1.1)	(1.4)	(4.8)	(2.8)
Earnings per Common Share numerator	$33.7	$51.6	$157.0	$115.0

Average Common Shares outstanding (in millions of shares)	45.1	50.3	46.3	52.3

Basic and diluted earnings per Common Share	$0.75	$1.02	$3.39	$2.20

NOTE 10.  Commitments and Contingent Liabilities

Commitments

As of September 30, 2014, Montpelier had an unfunded commitment to invest $7.9 million into a private investment fund.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at September 30, 2014.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at September 30, 2014 or December 31, 2013.

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

With respect to the year ended December 31, 2014, Montpelier Re has the ability to dividend up to $461.2 million without BMA approval. During the nine month period ended September 30, 2014, Montpelier Re declared and paid dividends of $250.0 million to the Company.

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

There is no minimum solvency margin or liquidity ratio that must be maintained by Blue Water Re provided that the value of its GAAP assets exceed the value of its GAAP liabilities, meaning that it may dividend and/or distribute all of its net assets to its parent at any time without BMA approval.  As of September 30, 2014, Blue Water Re’s assets exceeded the value of its liabilities by $232.4 million.  Blue Water Re did not declare or pay any dividends during the during the nine month period ended September 30, 2014.

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

As of September 30, 2014, the value of Blue Capital Re’s assets exceeded the value of its liabilities and its minimum solvency margin by $178.8 million, and it comfortably met its minimum liquidity ratio requirements at such date.

Blue Capital Re may dividend all of its retained earnings to its parent at any time without BMA approval.  As of September 30, 2014, Blue Capital Re had retained earnings of $13.8 million.

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

Blue Capital Re did not declare or pay any dividends during the during the nine month period ended September 30, 2014.

BCML and BCIML

BCML and BCIML are each licensed and supervised by the BMA as an investment manager and an insurance agent/manager, respectively. BCML is also a registered investment advisor with the SEC. Neither BCML nor BCIML are subject to any material minimum solvency requirements.

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

MAL, as a Lloyd’s Managing Agent, is subject to capital requirements and minimum solvency tests established by Lloyd’s and the PRA.  MAL’s statutory net assets, as reported to Lloyd’s as of December 31, 2013, totaled $1.2 million.  MAL’s restricted net assets (the amount of its statutory net assets that were not available to dividend or distribute to its parent without Lloyd’s approval) at December 31, 2013 totaled $0.9 million.  Any amount of MAL’s statutory net assets in excess of its net restricted assets may be distributed to its parent without Lloyd’s approval.

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

MCL’s combined statutory net assets of $160.2 million at December 31, 2013, which include the assets held in the Lloyd’s Capital Trust, exceeded MCL’s restricted net assets (the amount of its combined statutory net assets that were not available to dividend or distribute to its parent without Lloyd’s approval) of $156.3 million at such date.  Any amount of MCL’s combined statutory net assets in excess of its restricted net assets may be distributed to its parent, subject to passing a Lloyd’s release test.

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

As of September 30, 2014, Syndicate 5151 held $248.8 million in investment securities (including accrued interest) and $33.9 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2013, Syndicate 5151 held $293.3 million in investment securities (including accrued interest) and $33.1 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

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

As of September 30, 2014, the Company’s Variable RSUs outstanding consisted of those for the 2014 to 2017 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2014 increase in its FCBVPCS versus a target increase in FCBVPCS of 10.0% (“Target”).  If Target is achieved, the Company would expect to grant 494,340 Variable RSUs to participants.  At an increase in FCBVPCS of 3.0% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 17.0% or more (“Maximum”), the Company would expect to grant 988,680 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,
	2014		2013
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,644,202	$20.0	1,520,762	$15.7
Fixed RSUs Awarded	—	—	—	—
Change in Variable RSUs projected for the 2014-2017 cycle	173,013	4.7	—	—
Change in Variable RSUs projected for the 2013-2016 cycle	—	—	155,437	3.3
RSU payments	—	—	—	—
RSU forfeitures	—	—	(5,315)	(0.1)
RSU expense recognized	—	(5.8)	—	(4.8)
End of period	1,817,215	$18.9	1,670,884	$14.1

	Nine Month Periods Ended September 30,
	2014		2013
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,448,374	$12.2	1,327,041	$10.3
Fixed RSUs Awarded	49,000	1.5	29,000	0.7
Variable RSUs projected to be awarded for the 2014-2017 cycle	716,795	19.5	—	—
Variable RSUs projected to be awarded for the 2013-2016 cycle	—	—	692,198	14.8
Change in Variable RSUs projected for the 2013-2016 cycle	(17,263)	(0.3)	—	—
RSU payments	(321,650)	—	(358,753)	—
RSU forfeitures	(58,041)	(1.1)	(18,602)	(0.1)
RSU expense recognized	—	(12.9)	—	(11.6)
End of period	1,817,215	$18.9	1,670,884	$14.1

RSU Awards and Payments - three and nine month periods ended September 30, 2014

During the three month period ended September 30, 2014, the Company awarded no Fixed RSUs and made no RSU payments.

During the nine month period ended September 30, 2014, the Company awarded a total of 49,000 Fixed RSUs to its non-management directors and certain employees. Of the total Fixed RSUs awarded during that period, 30,000 RSUs were awarded for a one-year cycle, 4,000 RSUs were awarded for a two-year cycle, 11,000 RSUs were awarded for a three-year cycle and 4,000 RSUs were awarded for a five-year cycle.

On the basis of the Company’s forecasted increase in its FCBVPCS for 2014, the Company anticipated issuing 716,795 Variable RSUs for the 2014-2017 award cycle as of September 30, 2014, or 145% of the in force Target RSUs for that cycle at that time. During the third quarter of 2014, the Company increased the number of its variable RSUs projected to be awarded for the 2014-2017 award cycle from 110% to 145% of the in force Target RSUs, which was made in response to a greater than anticipated increase in FCBVPCS for the period.

During the nine month period ended September 30, 2014, the Company paid out 321,650 vested RSUs and withheld, at the recipient’s election, 64,522 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 257,128 Common Shares from its treasury.  See Note 7. The fair value of the RSUs paid out during the nine month period ended September 30, 2014, was $9.3 million.

None of the outstanding RSUs at September 30, 2014 were vested.

Based on actual 2013 results achieved, and as formally approved by the Compensation Committee in February 2014, the actual number of Variable RSUs awarded for the 2013-2016 cycle was reduced during the first quarter of 2014 by 17,263 RSUs in order to fix the number of Variable RSUs awarded to be 166% of the in force target RSUs for that cycle.

RSU Awards and Payments - three and nine month periods ended September 30, 2013

During the three month period ended September 30, 2013, the Company awarded no Fixed RSUs and made no RSU payments.

During the nine month period ended September 30, 2013, the Company awarded a total of 29,000 Fixed RSUs to its non-management directors and certain employees. Of the total Fixed RSUs awarded during that period, 23,000 RSUs were awarded for a one-year cycle and 6,000 RSUs were awarded for a three-year cycle.

On the basis of the Company’s forecasted increase in its FCBVPCS for 2013, the Company anticipated issuing 692,198 Variable RSUs for the 2013-2016 award cycle as of September 30, 2013, or 130% of the in force Target RSUs for that cycle at that time. During the third quarter of 2013, the Company increased the number of its variable RSUs projected to be awarded for the 2013-2016 award cycle from 100% to 130% of the in force Target RSUs, which was made in response to a greater than anticipated increase in FCBVPCS for the period.

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

The Company revises its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company reduced the unamortized grant date fair value of its RSUs outstanding during the nine month period ended September 30, 2014 by $1.1 million. No significant revisions were required during any of the other periods presented herein.

In connection with the planned retirement of Mr. Busher on December 31, 2013, the Company agreed to accelerate the vesting of certain of his RSU awards. See Note 14. The acceleration of the vesting of Mr. Busher’s outstanding RSUs awards resulted in the Company recognizing an additional $0.5 million and $1.1 million of RSU expense during the three and nine month periods ended September 30, 2013, respectively, which would have otherwise been recognized in future periods.

RSUs Outstanding at September 30, 2014

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at September 30, 2014 for each award cycle:

	RSUs Outstanding	Unamortized Grant Date Fair Value
Award Date and Cycle
Three-year RSU awards granted in 2011	10,000	$—
Five-year RSU awards granted in 2011	14,000	—
Three-year RSU awards granted in 2012	2,000	—
Four-year RSU awards granted in 2012	444,212	1.5
Five-year RSU awards granted in 2012	6,800	—
Three-year RSU awards granted in 2013	10,000	0.1
Four-year RSU awards granted in 2013	566,908	4.5
One-year RSU awards granted in 2014	27,500	0.5
Two-year RSU awards granted in 2014	4,000	0.1
Three-year RSU awards granted in 2014	11,000	0.2
Four-year RSU awards granted in 2014 (those awards in their Initial Award Period)	716,795	11.9
Five-year RSU awards granted in 2014	4,000	0.1
Total RSUs outstanding at September 30, 2014	1,817,215	$18.9

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $4.5 million, $9.2 million, $4.0 million and $1.2 million during 2014, 2015, 2016 and 2017 & beyond, respectively.

Share-Based Compensation Based on BCRH common shares (“BCRH Common Shares”)

At the discretion of BCRH’s Compensation and Nominating Committee, incentive awards, the value of which are based on BCRH Common Shares, may be made to BCRH’s directors, future employees and consultants.

BCRH’s 2013 Long-Term Incentive Plan (the “2013 BCRH LTIP”), which was adopted by BCRH’s board of directors on September 27, 2013, permits the issuance of up to one percent of the aggregate BCRH Common Shares outstanding to participants.

Incentive awards that may be granted under the 2013 BCRH LTIP include RSUs (“BCRH RSUs”), restricted BCRH Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards. For the periods presented, BCRH’s outstanding share-based incentive awards consisted solely of RSUs.

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

During the three and nine month periods ended September 30, 2014, BCRH recognized less than $0.1 million of BCRH RSU expense. BCRH expects to incur future RSU expense associated with its currently outstanding BCRH RSUs of less than $0.1 million during each of 2014, 2015, 2016 and 2017.

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

During the three month periods ended September 30, 2014 and 2013, Montpelier recorded income tax provisions of $0.2 million and $0.1 million, respectively.  During the nine month periods ended September 30, 2014 and 2013, Montpelier recorded income tax provisions (benefits) of $0.3 million and $(0.1) million, respectively.  During each of these periods, Montpelier’s income tax movements were associated primarily with its U.K. operations.

During the nine month periods ended September 30, 2014 and 2013, Montpelier paid $0.6 million and $0.5 million in income taxes, respectively.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda. During the three month periods ended September 30, 2014 and 2013, these companies had pretax income of $47.8 million and $64.5 million, respectively, and during the nine month periods ended September 30, 2014 and 2013, these companies had pretax income of $190.8 million and $127.5 million, respectively.

United Kingdom

MCL, MAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended September 30, 2014 and 2013, these companies had pretax losses of $(6.3) million and $(6.4) million, respectively, and during the nine month periods ended September 30, 2014 and 2013, these companies had pretax income (losses) of $(2.4) million and $3.8 million, respectively. Of these U.K. entities, only MCL remains in a cumulative net operating loss position. Although net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether MCL will generate sufficient taxable income in future periods to utilize such assets, as of September 30, 2014 and December 31, 2013, Montpelier has established U.K. deferred tax asset valuation allowances of $1.5 million and $3.1 million, respectively, against its existing U.K. gross deferred tax assets of $2.2 million and $3.6 million, respectively.

The cumulative net operating loss associated with MCL’s operations may be carried forward to offset future taxable income generated by that entity and do not expire with time.

The pretax income associated with any of these U.K. entities is generally taxable to Montpelier unless: (i) that entity has prior year net operating losses that may be utilized to fully or partially offset its current income tax liability; or (ii) another entity within Montpelier’s U.K. group of companies experiences a current year pretax loss which is eligible to be used to fully or partially offset any other entity’s current income tax liability.

During the three month periods ending September 30, 2014 and 2013, despite recognizing net GAAP pretax losses, the entities within Montpelier’s U.K. group recorded net income tax provisions totalling $0.1 million as a result of temporary timing differences in the reporting of income or the deducting of expenses for income tax purposes.

During the nine month period ending September 30, 2014, despite recognizing net GAAP pretax losses, the entities within Montpelier’s U.K. group recorded net income tax provisions totalling $0.2 million as a result of temporary timing differences in the reporting of income or the deducting of expenses for income tax purposes.

During the nine month period ending September 30, 2013, the entities within Montpelier’s U.K. group generated pretax income for both GAAP and tax purposes which arose primarily from MCL.  MCL was able to fully utilize its cumulative net operating loss while the other companies within the Montpelier U.K. group (those other than MCL) recorded an income tax benefit of $0.1 million.

United States

MUI, MTR, Cladium and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax but are currently in a cumulative net operating loss position. During the three month periods ended September 30, 2014 and 2013, these companies had pretax income (losses) of $1.0 million and $(0.1) million, respectively, and during the nine month periods ended September 30, 2014 and 2013, these companies had pretax income (losses) of $1.2 million and $(0.1) million, respectively. Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $13.4 million and $13.8 million at September 30, 2014 and December 31, 2013, respectively.

The net operating losses associated with the Company’s U.S.-based operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to state and local income taxes which totaled $0.1 million during each of the three and nine month periods ended September 30, 2014, and less than $0.1 during each of the three and nine month periods ended September 30, 2013.

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

BCRH

BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its subsidiaries Blue Capital Re and Blue Capital Re ILS. BCRH commenced its operations in November 2013 and, pursuant to an initial public offering (the “IPO”), its common shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.  As of September 30, 2014 and December 31, 2013, Montpelier Re owned 33.3% and 28.6% of BCRH’s outstanding common shares, respectively.

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

BCRH and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement for five years after the completion of the IPO, whether or not the Managers’ performance results are satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, the applicable Manager), BCRH and/or its subsidiaries must pay a one-time termination fee to the Managers, as applicable, equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $8.8 million as of September 30, 2014).

BCRH Credit Agreement.  The Company serves as a guarantor for the BCRH Credit Agreement and is entitled to an annual fee equal to 0.125% of the facility’s total capacity. See Note 5.

On a stand-alone basis, any fees incurred pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement, including any fees triggered upon termination or non-renewal of any of them, represent expenses to BCRH and /or its subsidiaries and revenues to the Managers. On a consolidated basis, the portion of such fees incurred by BCRH’s non-controlling interests pursuant to these agreements represent a decrease to the net income attributable to non-controlling interests on the Company’s Consolidated Statements of Operations and Comprehensive Income, thereby increasing the net income and comprehensive income available to the Company.

During the three and nine month periods ended September 30, 2014, Montpelier earned $0.7 million and $2.0 million, respectively, pursuant to services it provided to BCRH and its subsidiaries under the Investment Management Agreement and $0.1 million and $0.4 million, respectively, under the Administrative Services Agreement. During the three and nine month periods ended September 30, 2014, Montpelier earned less than $0.1 million pursuant to: (i) the Underwriting and Insurance Management Agreement; and (ii) its role as a guarantor for the BCRH Credit Agreement.

As of September 30, 2014 and December 31, 2013, BCRH and its subsidiaries owed Montpelier less than $0.1 million and $0.5 million, respectively, for the services performed pursuant to the aforementioned agreements.

NOTE 15.  Fair Value of Financial Instruments

GAAP requires disclosure of fair value information for certain financial instruments.  For those financial instruments in which quoted market prices are not available, fair values are estimated by discounting future cash flows using current market rates or quoted market prices for similar obligations.  Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Montpelier carries its assets and liabilities that constitute financial instruments on its Consolidated Balance Sheets at fair value with the exception of its debt and its other investments carried at net asset value.

At September 30, 2014 and December 31, 2013, the fair value of the Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $314.3 million and $303.2 million, respectively, which compared to a carrying value of $299.2 million. See Note 5.

At September 30, 2014 and December 31, 2013, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $91.5 million and $89.5 million, respectively, which compared to a carrying value of $100.0 million. See Note 5.

At September 30, 2014, the fair value of BCRH’s outstanding borrowings under the BCRH Credit Agreement, which must be repaid no later than January 26, 2015, approximated their carrying value of $4.0 million. See Note 5.

At September 30, 2014 and December 31, 2013, the fair value and net asset value of Montpelier’s other investments carried on the Company’s Consolidated Balance Sheets were approximately the same. See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2014 and 2013, and our financial condition as of September 30, 2014 and December 31, 2013.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2013 Form 10-K, as filed with the SEC.

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

Overview

Summary Financial Results

Three Month Periods Ended September 30, 2014 and 2013

We ended the third quarter of 2014 with a FCBVPCS of $32.27, an increase of 2.3% for the quarter after taking into account dividends declared on Common Shares during the period. The increase in our FCBVPCS was primarily the result of solid underwriting results, partially offset by net realized and unrealized investment losses. Our comprehensive income available to the Company for the third quarter of 2014 was $35.7 million and our GAAP combined ratio was 74.0%.

Our underwriting results for the third quarter of 2014 included $19.9 million of additional net losses recognized in connection with U.S. and European wind and hail events that occurred in June 2014 (not including the benefit of reinstatement premiums), and benefitted from $37.0 million of net prior year favorable loss reserve development. Our investment results for the third quarter of 2014 included $17.6 million of net realized and unrealized investment losses, which were comprised of $9.8 million in net losses from fixed maturity investments, $5.7 million in net losses from equity securities and $2.1 million in net losses from other investments.

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

Our underwriting results for the third quarter of 2013 included no significant catastrophe losses and benefitted from $36.0 million in net prior year favorable loss reserve development. Our investment results for the third quarter of 2013 included $4.6 million of net realized and unrealized investment gains, which were comprised of $0.6 million in net losses from fixed maturity investments, $3.6 million in net gains from equity securities and $1.6 million in net gains from other investments.

Nine Month Periods Ended September 30, 2014 and 2013

We experienced an increase in FCBVPCS of 11.2% during the first nine months of 2014 as measured after taking into account dividends declared on Common Shares during the period. The increase in our FCBVPCS was primarily the result of solid underwriting and investment results.  Our comprehensive income available to the Company for the nine month period ended September 30, 2014 was $170.8 million and our GAAP combined ratio was 67.3%.

Our underwriting results for the first nine months of 2014 included $44.8 million in net losses recognized in connection with U.S. and European wind and hail events that occurred in June 2014 (not including the benefit of reinstatement premiums), and benefitted from $109.7 million of net prior year favorable loss reserve development. Our investment results for the first nine months of 2014 included $24.9 million of net realized and unrealized investment gains, which were comprised of $18.2 million in net gains from fixed maturity investments, $4.1 million in net gains from equity securities and $2.6 million in net gains from other investments.

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

Our underwriting results for the first nine months of 2013 included $25.6 million of net catastrophe losses from flooding in Europe and Canada, and U.S. tornadoes (not including the benefit of reinstatement premiums).  These net losses were offset by $102.1 million in net prior year favorable loss reserve development.  Our investment results for the first nine months of 2013 included $57.3 million of net realized and unrealized investment losses, which were comprised of $62.0 million in net losses from fixed maturity investments, $2.4 million in net gains from equity securities and $2.3 million in net gains from other investments.

Book Value Per Common Share

The following table presents our computation of book value per Common Share (“BVPCS”) and FCBVPCS as of selected balance sheet dates:

	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013	Sept. 30, 2013
Book value numerator (in millions):

Total Shareholders’ Equity available to the Company	$1,639.2	$1,667.8	$1,642.1	$1,593.6
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	$1,489.2	$1,517.8	$1,492.1	$1,443.6

Book value denominators (in thousands):

[B] Common Shares outstanding	44,326	46,175	49,274	49,785
RSUs outstanding	1,817	1,644	1,449	1,671
[C] Common Shares and RSUs outstanding	46,143	47,819	50,723	51,456

BVPCS [A] / [B]	$33.60	$32.87	$30.28	$29.00
FCBVPCS [A] / [C]	32.27	31.74	29.42	28.06

Increase in FCBVPCS: (1)

From June 30, 2014	2.3%
From December 31, 2013	11.2%
From September 30, 2013	17.2%

(1)   Computed as the change in FCBVPCS after taking into account dividends declared on Common Shares of $0.20, $0.45 and $0.575 during the three, nine and twelve month periods ended September 30, 2014, respectively.

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

During the nine month period ended September 30, 2014, each of our operating segments, Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance, have executed well with combined ratios of 38.2%, 96.9% and 48.8%, respectively.  Overall, we achieved an 11.2% increase in our FCBVPCS for the period while returning $175.1 million to holders of Common Shares through share repurchases and dividends.

BCRH, our newest Collateralized Reinsurance vehicle which is traded on the New York Stock Exchange, has had a profitable initial nine months of operations, achieving a 6.0% increase in its FCBVPCS for the period after taking into account dividends declared on its common shares during the period. BCRH and its subsidiaries have further expanded our presence in the collateralized reinsurance market. Our total capital under the management of Blue Capital® currently stands at approximately $620 million, enabling us to provide a broader product mix and increased line sizes to select clients.

We experienced increased competition during the January 1, June 1 and July 1, 2014 renewal seasons, particularly within our Property Catastrophe-Treaty and Property Specialty-Treaty classes, due to an increase in industry capacity from both: (i) new sources of capital flowing into property catastrophe reinsurance; and (ii) relatively light industry catastrophe losses experienced over the past several quarters. Our internal calculations indicate an average renewal price index of approximately minus 11% for Montpelier Bermuda and minus 2% for Montpelier at Lloyd’s, year-to-date.

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

We record the override and profit commissions associated with these specialized quota share reinsurance contracts (when earned) as a reduction to our acquisition costs which, in turn, reduces our acquisition cost and overall combined ratios. These benefits to us totaled $2.0 million and $3.2 million, during the three month periods ended September 30, 2014 and 2013, respectively, and totaled $6.2 million and $8.7 million during the nine month periods ended September 30, 2014 and 2013, respectively.

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

Because the results of BCRH and the BCGR Cell are fully consolidated in our consolidated statements of operations and comprehensive income, we record these benefits (when earned) as decreases to the net income attributable to non-controlling interests, thereby increasing the net income and comprehensive income available to the Company. These benefits to us totaled $2.7 million and $1.9 million during the three month periods ended September 30, 2014 and 2013, respectively, and $6.3 million and $2.3 million during the nine month periods ended September 30, 2014 and 2013, respectively.

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

Our June 1, 2014 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of September 30, 2014
	(Millions)	Shareholders’ Equity Available to the Company
U.S. Hurricane:

Mid-Atlantic hurricane	$525	32%
Florida hurricane	434	26%
Northeast hurricane	405	25%
Gulf hurricane	383	23%
Hawaii hurricane	141	9%

U.S. Earthquake:

New Madrid earthquake	$550	34%
California earthquake	358	22%
Northwest earthquake	352	21%

European Windstorm:

Western European windstorm	$473	29%
U.K. & Ireland windstorm	398	24%
Scandinavia windstorm	171	10%

Other Countries:

Japan earthquake	$292	18%
Canada earthquake	267	16%
Australia earthquake	253	15%
Australia cyclone	249	15%
New Zealand earthquake	174	11%
Turkey earthquake	174	11%
Chile earthquake	155	9%
Japan windstorm	117	7%

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

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of September 30, 2014
	(Millions)		Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year
U.S. Hurricane	$294	$347	18%	21%
European windstorm	235	298	14%	18%
U.S. Earthquake	184	270	11%	16%

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

Our single event loss estimates represent snapshots as of June 1, 2014.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, losses incurred, and changes in our ceded reinsurance and derivative protections.  There were no material changes made to the composition of our in-force portfolio from June 1, 2014 to September 30, 2014.

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

Consolidated Results of Operations

Our consolidated financial results for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2014	2013	2014	2013

Gross insurance and reinsurance premiums written	$128.9	$114.5	$641.4	$618.4
Ceded reinsurance premiums	(13.2)	(13.0)	(83.7)	(93.1)
Net insurance and reinsurance premiums written	115.7	101.5	557.7	525.3
Change in net unearned insurance and reinsurance premiums	49.5	51.5	(73.1)	(73.7)
Net insurance and reinsurance premiums earned	165.2	153.0	484.6	451.6

Net investment income	11.9	16.7	37.2	49.8
Net realized and unrealized investment gains (losses)	(17.6)	4.6	24.9	(57.3)
Net foreign currency gains (losses)	9.9	(22.3)	(0.7)	(6.5)
Net losses from derivative instruments	(0.1)	(6.7)	(16.4)	(14.3)
Other revenue	1.7	—	2.7	—
Total revenues	171.0	145.3	532.3	423.3

Underwriting expenses:
Loss and LAE — current year losses	(99.6)	(62.8)	(266.2)	(226.3)
Loss and LAE — prior year losses	37.0	36.0	109.7	102.1
Insurance and reinsurance acquisition costs	(27.5)	(24.5)	(81.7)	(69.2)
General and administrative expenses	(32.2)	(31.3)	(87.9)	(84.6)

Non-underwriting expenses:
Interest and other financing expenses	(4.7)	(4.7)	(14.1)	(14.1)
Other expenses	(1.5)	—	(2.5)	—
Total expenses	(128.5)	(87.3)	(342.7)	(292.1)

Income before income taxes	42.5	58.0	189.6	131.2
Income tax benefit (provision)	(0.2)	(0.1)	(0.3)	0.1
Net income	42.3	57.9	189.3	131.3
Net income attributable to non-controlling interests	(4.2)	(1.6)	(17.5)	(3.5)
Net income available to the Company	38.1	56.3	171.8	127.8
Dividends declared on Preferred Shares	(3.3)	(3.3)	(10.0)	(10.0)
Net income available to the Company’s common shareholders	$34.8	$53.0	$161.8	$117.8

Net income	$42.3	$57.9	$189.3	$131.3
Net change in foreign currency translation	(2.4)	3.1	(1.0)	(0.1)
Comprehensive income	39.9	61.0	188.3	131.2
Net income attributable to non-controlling interests	(4.2)	(1.6)	(17.5)	(3.5)
Comprehensive income available to the Company	$35.7	$59.4	$170.8	$127.7

Loss and LAE ratio	37.9%	17.5%	32.3%	27.5%
Acquisition cost ratio	16.7%	16.0%	16.9%	15.3%
General and administrative expense ratio	19.4%	20.4%	18.1%	18.7%
GAAP combined ratio	74.0%	53.9%	67.3%	61.5%

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

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2014	2013	2014	2013
Gross premiums written	$56.4	$60.2	$379.2	$396.7
Ceded reinsurance premiums	(18.3)	(12.3)	(91.2)	(70.5)
Net premiums written	38.1	47.9	288.0	326.2
Change in net unearned premiums	39.3	41.9	(47.6)	(51.1)
Net premiums earned	77.4	89.8	240.4	275.1
Loss and LAE - current year losses	(44.3)	(26.2)	(123.6)	(112.1)
Loss and LAE - prior year losses	37.5	20.6	86.8	80.3
Acquisition costs	(8.9)	(9.5)	(27.6)	(28.3)
General and administrative expenses	(10.0)	(9.7)	(27.2)	(27.5)
Underwriting income	$51.7	$65.0	$148.8	187.5

Loss and LAE ratio	8.8%	6.3%	15.3%	11.5%
Acquisition cost ratio	11.5%	10.6%	11.5%	10.3%
General and administrative expense ratio	13.0%	10.8%	11.4%	10.0%

GAAP combined ratio	33.3%	27.7%	38.2%	31.8%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$28.0	50%	$29.5	49%
Property Specialty - Treaty	11.3	20	13.4	22
Other Specialty - Treaty	13.7	24	12.5	21
Property and Specialty Individual Risk	3.4	6	4.8	8

Gross premiums written	56.4	100%	60.2	100%
Ceded reinsurance premiums	(18.3)		(12.3)
Net premiums written	$38.1		$47.9

	Nine Month Periods Ended September 30,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$250.3	66%	$272.7	69%
Property Specialty - Treaty	42.9	11	37.4	9
Other Specialty - Treaty	63.1	17	59.4	15
Property and Specialty Individual Risk	22.9	6	27.2	7

Gross premiums written	379.2	100%	396.7	100%
Ceded reinsurance premiums	(91.2)		(70.5)
Net premiums written	$288.0		$326.2

Note - Montpelier Bermuda’s gross and net premiums written during the periods presented include amounts assumed from Montpelier at Lloyd’s.  Montpelier Bermuda’s reinsurance premiums ceded during the 2014 periods include amounts ceded to Collateralized Reinsurance. These inter-segment reinsurance agreements are eliminated in consolidation.  See “Corporate and Other” under this Item 2.

Gross premiums written within Montpelier Bermuda decreased 6% and 4% during the three and nine month periods ended September 30, 2014, respectively, versus the comparable 2013 periods. These reductions were largely the result of pricing reductions in the Property Catastrophe - Treaty line of business, which led to decreased premium on certain renewed contracts.  During the third quarter of 2014, Montpelier also reduced or cancelled its share of certain accounts in the Property Specialty - Treaty line of business, which further contributed to the quarterly decrease in gross premiums written, for the same reasons expressed above.

Reinsurance premiums ceded by Montpelier Bermuda during the three month periods ended September 30, 2014 and 2013, were $18.3 million and $12.3 million, respectively, and $91.2 million and $70.5 million during the nine month periods ended September 30, 2014 and 2013, respectively. The increase in Montpelier Bermuda’s reinsurance premiums ceded during each of the 2014 periods presented was primarily the result of more Property Catastrophe - Treaty business being ceded on a pro-rata basis, both to the Company’s Collateralized Reinsurance segment and to third parties.

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

Net premiums written and earned by Montpelier Bermuda included increases due to reinstatements of $1.7 million and $3.3 million during the three month periods ended September 30, 2014 and 2013, respectively, and $4.4 million and $4.7 million during the nine month periods ended September 30, 2014 and 2013, respectively.

Net Premiums Earned

Net premiums earned by Montpelier Bermuda were $77.4 million and $89.8 million during the three month periods ended September 30, 2014 and 2013, respectively, and $240.4 million and $275.1 million during the nine month periods ended September 30, 2014 and 2013, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Bermuda’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended Sept. 30,		Nine Month Periods Ended Sept. 30,
(Millions)	2014	2013	2014	2013
Gross unpaid loss and LAE reserves - beginning	$487.6	$640.1	$520.9	$728.2
Reinsurance recoverable on unpaid losses - beginning	(51.1)	(63.1)	(48.7)	(87.7)
Net unpaid loss and LAE reserves - beginning	436.5	577.0	472.2	640.5

Losses and LAE incurred:
Current year losses	44.3	26.2	123.6	112.1
Prior year losses	(37.5)	(20.6)	(86.8)	(80.3)
Total losses and LAE incurred	6.8	5.6	36.8	31.8

Losses and LAE paid and approved for payment	(33.3)	(53.3)	(99.0)	(143.0)

Net unpaid loss and LAE reserves - ending	410.0	529.3	410.0	529.3
Reinsurance recoverable on unpaid losses - ending	52.8	57.8	52.8	57.8

Gross unpaid loss and LAE reserves - ending	$462.8	$587.1	$462.8	$587.1

Note - Montpelier Bermuda’s ending reinsurance recoverable on unpaid losses at September 30, 2014, June 30, 2014 and December 31, 2013, include amounts recoverable from our Collateralized Reinsurance segment of $5.8 million, $5.3 million and zero, respectively, pursuant to an inter-segment reinsurance arrangement which is eliminated in consolidation.

The following table summarizes Montpelier Bermuda’s net loss and LAE ratios for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013
Loss and LAE ratio - current year	57.2%	29.2%	51.4%	40.7%
Loss and LAE ratio - prior year	(48.4)%	(22.9)%	(36.1)%	(29.2)%

Loss and LAE ratio	8.8%	6.3%	15.3%	11.5%

Losses and LAE Incurred - three month periods ended September 30, 2014 and 2013

Current Year Loss and LAE Events

During the three month periods ended September 30, 2014 and 2013, Montpelier Bermuda incurred $44.3 million and $26.2 million in current year net losses and LAE, respectively. Montpelier Bermuda’s underwriting results for the 2014 period included $16.0 million of additional net losses recognized in connection with U.S. and European wind and hail events that occurred in June 2014. There were no individually significant known loss events impacting Montpelier Bermuda during the three month period ended September 30, 2014.

Prior Year Loss and LAE Development

During the three month period ended September 30, 2014, Montpelier Bermuda experienced $37.5 million in net favorable development on prior year loss and LAE reserves relating primarily to the following events and factors:

•                  2011 and 2010 New Zealand earthquakes ($9.8 million decrease),

•                  2010 flooding in Portugal ($4.8 million decrease), and

•                  2011 Japanese earthquake ($1.9 million decrease).

In addition, claims reported to Montpelier Bermuda during the three month period ended September 30, 2014 indicated that IBNR for natural catastrophe losses it initially recorded during 2013 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by $6.2 million.

During the three month period ended September 30, 2013, Montpelier Bermuda experienced $20.6 million in net favorable development on prior year loss and LAE reserves relating primarily to the following events and factors:

•                  The settlement of two claims, which occurred in 2010 and 2011, within the Property and Specialty Individual Risk line of business ($6.1 million decrease),

•                  Casualty IBNR recorded over several prior years ($4.1 million decrease),

•                  2007 power plant fire ($1.2 million decrease), and

•                  2012 windstorm Sandy ($1.0 decrease).

In addition, claims reported to Montpelier Bermuda during the third quarter of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding windstorm Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by a further $6.0 million during the third quarter of 2013.

The remaining net favorable development on Montpelier Bermuda’s prior year loss and LAE reserves recognized during the three month periods ended September 30, 2014 and 2013, related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Bermuda’s prior year losses and LAE incurred include foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $2.4 million and $(3.4) million during the three month periods ended September 30, 2014 and 2013, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier Bermuda’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Losses and LAE Incurred - nine month periods ended September 30, 2014 and 2013

Current Year Loss and LAE Events

During the nine month periods ended September 30, 2014 and 2013, Montpelier Bermuda incurred $123.6 million and $112.1 million in current year net losses and LAE, respectively.  Montpelier Bermuda’s underwriting results for the nine month period ended September 30, 2014 included $36.2 in net losses recognized in connection with U.S. and European wind and hail storms that occurred in June 2014.  Montpelier Bermuda’s underwriting results for the nine month period ended September 30, 2013 included $17.6 million in net losses recognized in connection with flooding in Europe and Canada, and U.S. tornadoes, each of which occurred in the second quarter of 2013.

Prior Year Loss and LAE Development

During the nine month period ended September 30, 2014, Montpelier Bermuda experienced $86.8 million in net favorable development on prior year loss and LAE reserves.  In addition to the items noted above, the favorable development recognized during the nine month period ended September 30, 2014 also included the following events and factors recognized during the first half of 2014:

•                  2012 windstorm Sandy ($2.4 million decrease),

•                  2011 Thai floods ($2.4 million decrease),

•                  A casualty claim from 2012 ($3.6 million increase),

•                  IBNR reductions associated with medical malpractice business ($3.5 million decrease),

•                  2005 hurricanes ($3.5 million decrease),

•                  2013 U.S. crop losses ($2.9 million decrease),

•                  A casualty loss from 2010 ($2.7 million increase),

•                  2011 Japan earthquake ($2.2 million decrease),

•                  2008 Hurricane Gustav ($2.2 million decrease),

•                  2010 Chilean earthquake ($1.6 million decrease), and

•                  2012 Italian earthquake ($1.5 million decrease).

In addition, claims reported to Montpelier Bermuda during the first half of 2014 indicated that IBNR for natural catastrophe losses it initially recorded during 2013 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $14.4 million during the first half of 2014.

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

•                  2012 windstorm Sandy ($7.3 million decrease),

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

In addition, claims reported to Montpelier Bermuda during the first half of 2013 indicated that IBNR for natural catastrophe losses it initially recorded during 2012 (excluding windstorm Sandy) exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $15.8 million.

The remaining net favorable development on Montpelier Bermuda’s prior year loss and LAE reserves recognized during the first half of 2014 and 2013 related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Bermuda’s prior year losses and LAE incurred include foreign currency transaction losses relating to its prior year loss and LAE reserves of $0.9 million and $3.5 million during the nine month periods ended September 30, 2014 and 2013, respectively. Since these foreign currency transaction losses are reported as increases in Montpelier Bermuda’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2014	2013	2014	2013
Acquisition costs	$8.9	$9.5	$27.6	$28.3
Acquisition cost ratio	11.5%	10.6%	11.5%	10.3%
General and administrative expenses	$10.0	$9.7	$27.2	$27.5
General and administrative expense ratio	13.0%	10.8%	11.4%	10.0%

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

Montpelier Bermuda recorded net profit commission benefits of $1.0 million and $1.5 million during the three month periods ended September 30, 2014 and 2013, respectively, and $2.4 million and $4.4 million during the nine month periods ended September 30, 2014 and 2013, respectively.

All other acquisition costs incurred by Montpelier Bermuda are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business less commission revenue earned on purchased reinsurance covers, all of which is earned over the same period that the corresponding premiums are expensed.

Montpelier Bermuda’s acquisition cost ratios for the three and nine month periods ended September 30, 2014 were higher than those of the comparable 2013 periods, primarily as a result of: (i) increases in Montpelier Bermuda’s net earned premium represented by pro-rata contracts, which typically incorporate higher acquisition costs than excess-of-loss contracts; and (ii) the decreases in net profit commission benefits noted above.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2014	2013	2014	2013

Operating expenses	$6.0	$6.7	$18.7	$20.6
Incentive compensation expenses	4.0	3.0	8.5	6.9

General and administrative expenses	$10.0	$9.7	$27.2	$27.5

The decreases in operating expenses incurred by Montpelier Bermuda during the three and nine month periods ended September 30 2014, versus those of the comparable 2013 periods, were due primarily to a reduction in centrally managed information technology and risk management costs allocated to the Montpelier Bermuda segment.

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

Montpelier Bermuda’s incentive compensation expenses incurred during the three and nine month periods ended September 30, 2014 increased versus those of the comparable 2013 periods, primarily as a result of: (i) its 2014 accruals being provided at a higher projected payout level than that of the prior year; and (ii) a greater number of Fixed RSUs outstanding during the 2014 periods.

Montpelier Bermuda’s general and administrative expense ratios for the three and nine month periods ended September 30, 2014 were higher than those of the comparable 2013 periods, mainly as a result of decreases in its earned premiums from the 2013 periods to the 2014 periods.

MONTPELIER AT LLOYD’S

Underwriting results for Montpelier at Lloyd’s for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2014	2013	2014	2013

Gross premiums written	$68.7	$53.2	$211.4	$181.9
Ceded reinsurance premiums	(2.7)	(0.8)	(17.0)	(18.8)
Net premiums written	66.0	52.4	194.4	163.1
Change in net unearned premiums	(0.5)	2.5	(12.7)	(4.8)
Net premiums earned	65.5	54.9	181.7	158.3

Loss and LAE - current year losses	(48.4)	(36.2)	(126.4)	(111.8)
Loss and LAE - prior year losses	0.2	15.8	24.2	22.9
Acquisition costs	(15.4)	(14.0)	(44.5)	(38.8)
General and administrative expenses	(10.6)	(9.7)	(29.2)	(25.9)
Underwriting income (loss)	$(8.7)	$10.8	$5.8	$4.7

Loss and LAE ratio	73.6%	37.1%	56.3%	56.1%
Acquisition cost ratio	23.5%	25.5%	24.5%	24.5%
General and administrative expense ratio	16.2%	17.7%	16.1%	16.4%

GAAP combined ratio	113.3%	80.3%	96.9%	97.0%

Gross and Net Premiums Written

The following table summarize Montpelier at Lloyd’s premium writings, by line of business, for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$0.8	1%	$(0.1)	—%
Property Specialty - Treaty	2.1	3	1.8	3
Other Specialty - Treaty	25.9	38	24.4	46
Property and Specialty Individual Risk	39.9	58	27.1	51

Gross premiums written	68.7	100%	53.2	100%
Reinsurance premiums ceded	(2.7)		(0.8)
Net premiums written	$66.0		$52.4

	Nine Month Periods Ended September 30,
($ in millions)	2014		2013

Property Catastrophe - Treaty	$3.8	2%	$4.1	2%
Property Specialty - Treaty	3.6	2	4.8	3
Other Specialty - Treaty	70.4	33	59.7	33
Property and Specialty Individual Risk	133.6	63	113.3	62

Gross premiums written	211.4	100%	181.9	100%
Reinsurance premiums ceded	(17.0)		(18.8)
Net premiums written	$194.4		$163.1

Note - Montpelier at Lloyd’s reinsurance premiums ceded during the periods presented include amounts ceded to Montpelier Bermuda pursuant to inter-segment reinsurance agreements that are eliminated in consolidation.  See “Corporate and Other” under this Item 2.

Gross premiums written within Montpelier at Lloyd’s increased 29% and 16% during the three month and nine month periods ended September 30, 2014, respectively, versus the comparable 2013 periods. These increases, which were mainly within Montpelier at Lloyd’s Other Specialty - Treaty and Property and Specialty Individual Risk lines, were primarily the result of an expansion of its direct property and casualty quota-share classes of business.

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

Net premiums written and earned by Montpelier at Lloyd’s included increases (decreases) in reinstatements of $2.6 million and $(0.5) million, respectively, during the three month periods ended September 30, 2014 and 2013, and $2.9 million and $(3.6) million during the nine month periods ended September 30, 2014 and 2013, respectively.

Net Premiums Earned

Net premiums earned at Montpelier at Lloyd’s were $65.5 million and $54.9 million during the three month periods ended September 30, 2014 and 2013, respectively, and $181.7 million and $158.3 million during the nine month periods ended September 30, 2014 and 2013, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier at Lloyd’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended Sept. 30,		Nine Month Periods Ended Sept. 30,
(Millions)	2014	2013	2014	2013

Gross unpaid loss and LAE reserves - beginning	$352.1	$334.8	$337.3	$354.0
Reinsurance recoverable on unpaid losses - beginning	(19.6)	(27.5)	(23.3)	(28.3)
Net unpaid loss and LAE reserves - beginning	332.5	307.3	314.0	325.7

Losses and LAE incurred:
Current year losses	48.4	36.2	126.4	111.8
Prior year losses	(0.2)	(15.8)	(24.2)	(22.9)
Total losses and LAE incurred	48.2	20.4	102.2	88.9

Net foreign currency translation movements on loss and LAE reserves	(18.7)	20.0	(7.5)	(1.3)

Losses and LAE paid and approved for payment	(29.6)	(25.5)	(76.3)	(91.1)

Net unpaid loss and LAE reserves - ending	332.4	322.2	332.4	322.2
Reinsurance recoverable on unpaid losses - ending	15.8	25.9	15.8	25.9

Gross unpaid loss and LAE reserves - ending	$348.2	$348.1	$348.2	$348.1

Note - Montpelier at Lloyd’s ending reinsurance recoverable on unpaid losses at September 30, 2014, June 30, 2014 and December 31, 2013, include amounts recoverable from Montpelier Bermuda of $7.4 million, $8.0 million and $8.4 million, respectively, pursuant to inter-segment reinsurance arrangements which are eliminated in consolidation.

The following table summarizes Montpelier at Lloyd’s net loss and LAE ratios for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013

Loss and LAE ratio - current year	73.9%	65.9%	69.6%	70.6%
Loss and LAE ratio - prior year	(0.3)%	(28.8)%	(13.3)%	(14.5)%

Loss and LAE ratio	73.6%	37.1%	56.3%	56.1%

Losses and LAE Incurred - three month periods ended September 30, 2014 and 2013

Current Year Loss and LAE Events

During the three month periods ended September 30, 2014 and 2013, Montpelier at Lloyd’s incurred $48.4 million and $36.2 million in current year net losses and LAE, respectively. The majority of Montpelier at Lloyd’s 2014 and 2013 current year losses and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us. There were no individually significant known loss events impacting Montpelier at Lloyd’s during the 2014 and 2013 periods.

Prior Year Loss and LAE Development

During the three month period ended September 30, 2014, Montpelier at Lloyd’s experienced $0.2 million of net favorable development on prior year loss and LAE reserves relating primarily to the following events and factors:

•                  foreign currency transaction losses on certain prior year reserves (as described below),

•                  2011 Thai floods ($4.5 million decrease), and

•                  IBNR reductions associated with engineering business ($2.0 million decrease).

During the three month period ended September 30, 2013, Montpelier at Lloyd’s experienced $15.8 million of net favorable development on prior year loss and LAE reserves, which related primarily to $9.6 million of foreign currency transaction gains on certain prior year reserves experienced during the period (as described below).

The remaining net favorable development on Montpelier at Lloyd’s prior year loss and LAE reserves recognized during the three month periods ended September 30, 2014 and 2013 related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier at Lloyd’s prior year losses and LAE incurred included foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $(7.0) million and $9.6 million during the three month periods ended September 30, 2014 and 2013, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier at Lloyd’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

For the three month period ended September 30, 2014, Montpelier at Lloyd’s loss and LAE ratio of 73.6% (as well as its combined ratio of 113.3%) included a 10.7 percentage point detriment relating to net foreign currency transaction losses on its prior year loss and LAE reserves.  For the three month period ended September 30, 2013, Montpelier at Lloyd’s loss and LAE ratio of 37.1% (as well as its combined ratio of 80.3%) included a 17.5 percentage point benefit relating to net foreign currency transaction gains on its prior year loss and LAE reserves.

Since a significant portion of Montpelier at Lloyd’s loss and LAE reserves are denominated in U.S. dollars, changes in the value of the British pound (Montpelier at Lloyd’s functional currency) relative to the U.S. dollar generate foreign currency transaction gains or losses within its losses and LAE incurred upon the conversion of these U.S. dollar-denominated liabilities to British pounds. However, the subsequent translation of these liabilities back into U.S. dollars in consolidation generates substantially offsetting foreign currency translation gains and losses, which are recorded as part of comprehensive income. Therefore, in periods in which there are meaningful movements in the relative value of the British pound versus the U.S. dollar, which was the case in each of the three month periods ended September 2014 and 2013, the resulting impact to Montpelier at Lloyd’s losses and LAE incurred (as well as its loss and LAE and combined ratios) can significantly impact its reported underwriting performance without necessarily impacting the Company’s comprehensive income or shareholders’ equity.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier at Lloyd’s loss and LAE reserves included foreign currency translation gains (losses) of $18.7 million and $(20.0) million during the three month periods ended September 30, 2014 and 2013, respectively.  Since these foreign currency translation losses are reported as increases in Montpelier at Lloyd’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

Losses and LAE Incurred - nine month periods ended September 30, 2014 and 2013

Current Year Loss and LAE Events

During the nine month periods ended September 30, 2014 and 2013, Montpelier at Lloyd’s incurred $126.4 million and $111.8 million, respectively, in current year net losses and LAE. The majority of Montpelier at Lloyd’s 2014 and 2013 current year losses and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us.  There were no individually significant known loss events impacting Montpelier at Lloyd’s during the 2014 and 2013 periods.

Prior Year Loss and LAE Development

During the nine month period ended September 30, 2014, Montpelier at Lloyd’s experienced $24.2 million of net favorable development on prior year loss and LAE reserves. In addition to the 2014 third quarter items previously noted, the favorable development recognized during the period also included the following events and factors recognized during the first half of 2014:

•                  Property and Specialty Individual Risk and Other Specialty - Treaty losses recorded during multiple prior years (decreases of $12.9 million and $5.8 million, respectively),

•                  2012 windstorm Sandy ($2.2 million decrease),

•                  2011 Thai floods ($1.4 million decrease) and

•                  An engineering loss from 2013 ($1.1 million decrease).

The remaining net favorable development on prior year loss and LAE reserves recognized during the first half of 2014 related to several smaller adjustments made across multiple classes of business.

During the nine month period ended September 30, 2013, Montpelier at Lloyd’s experienced $22.9 million in net favorable development on prior year loss and LAE reserves.  In addition to the 2013 third quarter items previously noted, the favorable development recognized during the period also included the following events and factors recognized during the first half of 2013:

•                  The settlement of a 2012 marine loss ($2.4 million decrease),

•                  2012 Costa Concordia accident ($2.2 million decrease), and

•                  2011 Japan earthquake ($1.9 million decrease).

The remaining net favorable development on Montpelier at Lloyd’s prior year loss and LAE reserves recognized during the first half of 2014 and 2013 related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier at Lloyd’s prior year losses and LAE incurred included foreign currency transaction losses relating to its prior year loss and LAE reserves of $0.5 million and $4.0 million during the nine month periods ended September 30, 2014 and 2013, respectively.

For the nine month period ended September 30, 2014, Montpelier at Lloyd’s loss and LAE ratio of 56.3% (as well as its combined ratio of 96.9%) included a 0.3 percentage point detriment relating to net foreign currency transaction losses on its prior year loss and LAE reserves. For the nine month period ended September 30, 2013, Montpelier at Lloyd’s loss and LAE ratio of 56.1% (as well as its combined ratio of 97.0%) included a 2.5 percentage point detriment relating to net foreign currency transaction losses on its prior year loss and LAE reserves.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier at Lloyd’s  loss and LAE reserves included foreign currency translation gains of $7.5 million and $1.3 million during the nine month periods ended September 30, 2014 and 2013, respectively.

Underwriting Expenses

The following table summarizes Montpelier at Lloyd’s underwriting expenses for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2014	2013	2014	2013

Acquisition costs	$15.4	$14.0	$44.5	$38.8
Acquisition cost ratio	23.5%	25.5%	24.5%	24.5%

General and administrative expenses	$10.6	$9.7	$29.2	$25.9
General and administrative expense ratio	16.2%	17.7%	16.1%	16.4%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.  Commissions earned by Montpelier at Lloyd’s from business that it cedes to reinsurers are recorded as reductions in its acquisition costs.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as Montpelier at Lloyd’s estimates of loss and LAE fluctuate.  Profit commission increases (decreases) totaled $(0.4) million and $1.7 million for the three month periods ended September 30, 2014 and 2013, respectively, and $(0.2) million and $2.6 million for the nine month periods ended September 30, 2014 and 2013, respectively.

All other acquisition costs incurred by Montpelier at Lloyd’s are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers, all of which is earned over the same period that the corresponding premiums are expensed.

The decrease in the acquisition cost ratio for the third quarter of 2014, as compared to the third quarter of 2013, was the result of the decrease in net profit commissions note above.  The acquisition cost ratio for first nine months of 2014 was consistent with that of the comparable prior year period because the favorable impact of the decrease in profit commissions noted above was offset by increased writings of marine and casualty individual risk business. These classes of business are typically written at a higher acquisition cost ratio than most other classes of business written at Montpelier at Lloyd’s.

The following table summarizes Montpelier at Lloyd’s general and administrative expenses during the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2014	2013	2014	2013

Operating expenses	$6.7	$6.8	$20.8	$19.9
Incentive compensation expenses	3.9	2.9	8.4	6.0

General and administrative expenses	$10.6	$9.7	$29.2	$25.9

Montpelier at Lloyd’s operating expenses incurred during the 2014 periods presented were largely consistent with those of the comparable 2013 periods.

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

Montpelier at Lloyd’s incentive compensation expenses incurred during the three and nine month periods ended September 30, 2014 increased versus those of the comparable 2013 periods, as a result of an increase in personnel who are eligible to receive RSU awards, as well as its 2014 accruals being provided at a higher projected payout level than that of the prior year.

COLLATERALIZED REINSURANCE

Underwriting results for the Collateralized Reinsurance segment for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2014	2013	2014	2013

Gross premiums written	$11.7	$1.1	$75.4	$38.3
Ceded reinsurance premiums	—	—	—	(3.0)
Net premiums written	11.7	1.1	75.4	35.3
Change in net unearned premiums	10.6	7.1	(12.8)	(17.8)
Net premiums earned	22.3	8.2	62.6	17.5

Loss and LAE – current year losses	(6.9)	(0.4)	(16.2)	(2.4)
Loss and LAE – prior year losses	—	—	0.2	—
Acquisition costs	(3.2)	(1.0)	(9.6)	(1.9)
General and administrative expenses	(1.7)	(0.5)	(4.9)	(2.1)

Underwriting income	$10.5	$6.3	$32.1	$11.1

Loss and LAE ratio	30.9%	4.9%	25.6%	13.7%
Acquisition cost ratio	14.3%	12.2%	15.3%	10.9%
General and administrative expense ratio	7.6%	6.1%	7.9%	12.0%

GAAP combined ratio	52.8%	23.2%	48.8%	36.6%

Since the commencement of its operations in June 2012, the Collateralized Reinsurance segment has assumed natural catastrophe exposures from third-parties and Montpelier Re (pursuant to inter-segment reinsurance arrangements), all of which is reflected within the Property Catastrophe - Treaty line of business.

The significant increases in gross premiums written within Collateralized Reinsurance during the three and nine month periods ended September 30, 2014, versus the comparable 2013 periods, reflect: (i) additional capital being deployed into Blue Water Re by the BCGR Listed Fund; and (ii) the operations of Blue Capital Re, which commenced its operations in November 2013.

During the three and nine month periods ended September 30, 2014, the Collateralized Reinsurance segment did not cede any reinsurance premiums. The Collateralized Reinsurance segment ceded $3.0 million of premiums to third-party reinsurers during the nine month period ended September 30, 2013, all of which was ceded during the second quarter of that year.

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

Net premiums earned by the Collateralized Reinsurance segment were $22.3 million and $8.2 million during the three month periods ended September 30, 2014 and 2013, respectively, and $62.6 million and $17.5 million during the nine month periods ended September 30, 2014 and 2013, respectively.  Premiums earned are primarily a function of the amount and timing of net premiums previously written.

Net reinstatement premiums written and earned by the Collateralized Reinsurance were not significant during any of the periods presented.

Loss and LAE Reserve Movements

The following table summarizes Collateralized Reinsurance’s loss and LAE reserve movements for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2014	2013	2014	2013

Gross and net unpaid loss and LAE reserves - beginning	$9.2	$1.6	$0.6	$—

Losses and LAE incurred:
Current year losses	6.9	0.4	16.2	2.4
Prior year losses	—	—	(0.2)	—
Total losses and LAE incurred	6.9	0.4	16.0	2.4

Losses and LAE paid and approved for payment	(7.5)	(1.0)	(8.0)	(1.4)

Gross and net unpaid loss and LAE reserves - ending	$8.6	$1.0	$8.6	$1.0

Collateralized Reinsurance’s underwriting results for the three and nine month periods ended September 30, 2014 included $3.9 million and $8.6 million of net losses, respectively, in connection with U.S. and European wind and hail storms that occurred in the U.S. and Europe during June 2014. There were no individual loss events known to have a significant impact on Collateralized Reinsurance’s underwriting results during the three and nine month periods ended September 30, 2013.

Prior year loss and LAE development experienced by Collateralized Reinsurance was not significant during any of the periods presented.

Underwriting Expenses

The following table summarizes Collateralized Reinsurance’s underwriting expenses for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2014	2013	2014	2013

Acquisition costs	$3.2	$1.0	$9.6	$1.9
Acquisition cost ratio	14.3%	12.2%	15.3%	10.9%

General and administrative expenses	$1.7	$0.5	$4.9	$2.1
General and administrative expense ratio	7.6%	6.1%	7.9%	12.0%

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

During the three and nine month periods ended September 30, 2014, the Collateralized Reinsurance segment incurred $0.3 million and $1.2 million, respectively, in profit commissions. No profit commissions were incurred during the 2013 periods presented.

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

Collateralized Reinsurance’s acquisition cost ratios for the three and nine month periods ended September 30, 2014 were higher than those of the comparable 2013 periods, primarily as a result of: (i) premium written for the first time on a pro-rata basis (acquisition costs associated with pro-rata business are typically higher than those associated with excess-of-loss premium); and (ii) profit commissions incurred.

The following table summarizes the Collateralized Reinsurance segment’s  general and administrative expenses during the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended Sept. 30,		Nine Month Periods Ended Sept. 30,
(Millions)	2014	2013	2014	2013

Operating expenses	$1.0	$0.4	$3.1	$1.9
Incentive compensation expenses	0.7	0.1	1.8	0.2

General and administrative expenses	$1.7	$0.5	$4.9	$2.1

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

CORPORATE AND OTHER

Corporate and Other, which collectively represents the Company, certain intermediate holding and service companies, the Company’s former MUSIC Run-Off segment and eliminations relating to intercompany reinsurance and service charges, is not considered to be an operating segment. The underwriting losses generated by Corporate and Other principally reflect general and administrative expenses in support of our various operating companies.

Our Corporate and Other results for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2014	2013	2014	2013

Gross premiums written	$(7.9)	$—	$(24.6)	$1.5
Ceded reinsurance premiums	7.8	0.1	24.5	(0.8)
Net premiums written	(0.1)	0.1	(0.1)	0.7
Change in net unearned premiums	0.1	—	—	—
Net premiums earned	—	0.1	(0.1)	0.7

Loss and LAE — current year losses	—	—	—	—
Loss and LAE — prior year losses	(0.7)	(0.4)	(1.5)	(1.1)
Acquisition costs	—	—	—	(0.2)
General and administrative expenses	(9.9)	(11.4)	(26.6)	(29.1)

Underwriting loss	$(10.6)	$(11.7)	$(28.2)	$(29.7)

The premiums written within Corporate and Other represent: (i) the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s, and between Montpelier Bermuda and Collateralized Reinsurance, and (ii) premium adjustments relating to policies written by MUSIC on or prior to December 31, 2011, which were not significant during any of the periods presented.

The premium eliminations relating to inter-segment reinsurance arrangements recorded within Corporate and Other during the periods presented were as follows:

	Three Month Period Ended September 30, 2014			Three Month Period Ended September 30, 2013
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$(0.1)	$(7.9)	$(8.0)	$0.1	$—	$0.1
Montpelier at Lloyd’s	—	0.1	0.1	—	(0.1)	(0.1)
Collateralized Reinsurance	7.9	—	7.9	—	—	—
Total inter-segment premiums	$7.8	$(7.8)	$—	$0.1	$(0.1)	$—

	Nine Month Period Ended September 30, 2014			Nine Month Period Ended September 30, 2013
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$0.2	$(24.3)	$(24.1)	$(0.8)	$—	$(0.8)
Montpelier at Lloyd’s	—	(0.2)	(0.2)	—	0.8	0.8
Collateralized Reinsurance	24.3	—	24.3	—	—	—
Total inter-segment premiums	$24.5	$(24.5)	$—	$(0.8)	$0.8	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2014	2013	2014	2013

Operating expenses	$5.7	$6.7	$17.8	$18.1
Incentive compensation expenses	4.2	4.7	8.8	11.0
General and administrative expenses	$9.9	$11.4	$26.6	$29.1

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with being a publicly traded company.

The decrease in operating expenses incurred during the three month period ended September 30, 2014 as compared to the third quarter of 2013 was primarily the result of non-recurring costs incurred during the 2013 period in connection with our Blue Capital® asset management platform.  Operating costs incurred during the first nine months of 2014 were largely consistent with those incurred during the comparable 2013 period.

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

Incentive compensation expenses incurred during the three and nine month periods ended September 30, 2014 were less than those of the comparable 2013 periods, primarily as a result of incentive compensation expenses during the 2013 periods being adversely affected by the acceleration of Mr. Busher’s outstanding RSU award in connection with his retirement on December 31, 2013.  See Note 12 of the Notes to Consolidated Financial Statements. In addition, during the first quarter of 2014, Corporate and Other’s compensation expenses were reduced by: (i) the reversal of a 2013 over-accrual of Variable RSU and bonus expense; and (ii) an increase in RSU forfeitures.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our net investment income and total return on cash and investments for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
($ in millions)	2014	2013	2014	2013

Investment income	$13.8	$18.7	$43.8	$55.9
Investment expenses	(1.9)	(2.0)	(6.6)	(6.1)
Net investment income	11.9	16.7	37.2	49.8
Net realized investment gains (losses)	19.1	(22.1)	24.5	(6.1)
Net unrealized investment gains (losses)	(36.7)	26.7	0.4	(51.2)
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	7.8	(2.8)	0.4	3.7
Credit Derivatives	(0.1)	(6.4)	(5.3)	(10.7)
Interest Rate Contracts	(1.8)	3.4	(0.2)	4.6
Investment Options and Futures	(2.9)	(0.8)	(9.1)	(2.4)
Net foreign currency transaction gains (losses) - investing activities	(5.9)	1.3	(2.4)	(4.9)
Total return on cash and investments ($)	$(8.6)	$16.0	$45.5	$(17.2)

Weighted average investment portfolio value including cash	$3,162	$3,051	$3,170	$3,073
Total investment return on cash and investments (%)	(0.3)%	0.5%	1.4%	(0.6)%

Weighted average investment portfolio value including cash, as adjusted (1)	$2,715	$2,857	$2,742	$2,932
Total investment return on cash and investments (%), as adjusted (1)	(0.3)%	0.6%	1.7%	(0.6)%

(1)   Our weighted average investment portfolio and investment return calculations, as adjusted, exclude the cash, cash equivalents and short-term investments that relate to our Collateralized Reinsurance segment, which totaled $435.0 million and $197.0 million at September 30, 2014 and 2013, respectively.  These assets are earmarked for the benefit of our Collateralized Reinsurance segments cedants and counterparties and are not intended to provide Montpelier or its cedants and counterparties with any investment return.

Our total return on cash and investments during the three month period ended September 30, 2014 was lower than that of the corresponding 2013 period, due primarily to significant net realized and unrealized losses experienced during the 2014 period.

Our total return on cash and investments during the nine month period ended September 30, 2014 was higher than that of the corresponding 2013 period, due primarily to significantly higher net realized and unrealized gains experienced during the 2014 period.

Our investment income decreased during the 2014 periods, versus the corresponding 2013 periods, due mainly to: (i) declines in the weighted average investment portfolio (when excluding the cash, cash equivalents and short-term investments that relate to our Collateralized Reinsurance segment); and (ii) declines in market interest rates. Our investment expenses during the 2014 periods were largely consistent with those of the corresponding 2013 periods.

During the three month period ended September 30, 2014, we experienced $17.6 million of net realized and unrealized investment losses consisting of $9.8 million in net losses from our fixed maturity portfolio, $5.7 million in net losses from our equity portfolio and $2.1 million in net losses from our other investments. The fixed maturity net losses we experienced during this period were largely the result of unrealized losses from our high yield and convertible bond holdings, each of which performed negatively during the period. The equity portfolio net losses we experienced during this period resulted mainly from unrealized losses from an indexed international equity position. The other investment net losses we experienced during this period related primarily to the negative performance of a limited partnership investment that invests primarily in fixed maturity and equity securities.

During the nine month period ended September 30, 2014, we experienced $24.9 million of net realized and unrealized investment gains consisting of $18.2 million in net gains from our fixed maturity portfolio, $4.1 million in net gains from our equity portfolio and $2.6 million in net gains from our other investments.  The fixed maturity net gains we experienced during this period were largely the result of a decline in the U.S. Treasury yield curve, partially offset by the third quarter unrealized fixed maturity losses noted above. The equity portfolio net gains we experienced during this period followed a trend consistent with that of the S&P 500, when adjusting for the third quarter unrealized equity losses noted above. The other investment net gains we experienced during this period related primarily to the performance of a limited partnership investment that invests in distressed debt instruments, partially offset by the third quarter other investment net losses noted above.

During the three month period ended September 30, 2013, we experienced $4.6 million of net realized and unrealized investment gains consisting of $0.6 million in net losses from our fixed maturity portfolio, $3.6 million in net gains from our equity portfolio and $1.6 million in net gains from our other investments.

During the nine month period ended September 30, 2013, we experienced $57.3 million of net realized and unrealized investment losses consisting of $62.0 million in net losses from our fixed maturity portfolio, $2.4 million in net gains from our equity portfolio and $2.3 million in net gains from our other investments.

The fixed maturity net losses we experienced during nine month period ended September 30, 2013 were largely the result of an abrupt increase in market interest rates during the latter part of the 2013 second quarter.  The equity portfolio net gains we experienced during the 2013 periods followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500, when considering that the majority of our equity securities were purchased in June.  The other investment net gains we experienced during the 2013 periods related primarily to the overall performance of the various limited partnership investments we own.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our total net income (loss) from investment-related derivative instruments was $3.0 million and $(6.6) million during the three month periods ended September 30, 2014 and 2013, respectively, and $(14.2) million and $(4.8) million during the nine month periods ended September 30, 2014 and 2013, respectively.  Each of our derivative instruments, as well as the net income and loss derived therefrom during the periods presented, is described in Note 6 of the Notes to Consolidated Financial Statements.

During the three month periods ended September 30, 2014 and 2013, we experienced net foreign currency transaction gains (losses) on cash and investments (those in connection with our investing activities) of $(5.9) million and $1.3 million, respectively. During nine month periods ended September 30, 2014 and 2013, we experienced net foreign currency transaction gains (losses) on cash and investments (those in connection with our investing activities) of $(2.4) million and $(4.9) million, respectively. These foreign currency transaction gains and losses represent foreign currency exchange fluctuations in the value of our non-U.S. dollar managed cash and investments.

As of September 30, 2014, December 31, 2013 and September 30, 2013, our Level 3 investments measured at fair value, as defined in GAAP, totaled $76.7 million (or 3.6%), $28.6 million (or 1.1%) and $26.9 million (or 1.1%) of our total invested assets measured at fair value, respectively. The increase in Level 3 investments from December 31, 2013 to September 30, 2014, primarily reflects a third quarter 2014 purchase of an investment fund which is not redeemable until July 2015.

As of September 30, 2014, we held net sovereign, corporate and asset-backed fixed maturity investments with exposure to the Eurozone with a fair value of $126.1 million (amortized cost of $126.0 million). Of our total Eurozone holdings at September 30, 2014, $36.8 million (amortized cost $36.5 million) represented net debt obligations of financial corporations.

Net Foreign Currency Gains (Losses)

The following table summarizes the components of our consolidated net foreign currency gains (losses) for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2014	2013	2014	2013

Net foreign currency transaction gains (losses) - investing activities	$(5.9)	$1.3	$(2.4)	$(4.9)
Net foreign currency transaction gains (losses) - other activities	15.8	(23.6)	1.7	(1.6)

Net foreign currency gains (losses)	$9.9	$(22.3)	$(0.7)	$(6.5)

See “Net Investment Income and Total Return on Cash and Investments” above for details of our net foreign currency transaction gains (losses) we experienced in connection with our investing activities during the periods presented.

The net foreign currency transaction gains (losses) we experienced in connection with our other activities represent net foreign currency gains and losses resulting from: (i) Montpelier Bermuda’s premiums receivable that are denominated in currencies other than the U.S. dollar (its functional currency); and (ii) Montpelier at Lloyd’s assets and liabilities that are denominated in currencies other than the British pound (its functional currency), including those denominated in U.S. dollars. These net transaction gains and losses do not include: (i) fluctuations associated with Montpelier Bermuda’s and Montpelier at Lloyd’s losses and LAE, which we record as favorable or unfavorable loss reserve development; (ii) the income or loss associated with those Foreign Exchange Contracts we enter into in order to mitigate the financial effects of certain foreign currency exchange rate fluctuations, see “Net Losses From Derivative Instruments”; and (iii) any offsetting foreign currency translation gains and losses we recognize through our comprehensive income or loss associated with Montpelier at Lloyd’s assets and liabilities that are denominated in U.S. dollars.

The net foreign currency transaction gains (losses) we experienced during the periods presented associated with our other activities were primarily due to a strengthening (weakening) of the U.S. dollar against the British pound. During the third quarter of 2014, a period in which there was a significant strengthening of the U.S. dollar against the British pound, the net foreign currency transaction gains we incurred during that period were particularly pronounced and during the third quarter of 2013, a period in which there was a significant weakening of the U.S. dollar against the British pound, the net foreign currency transaction losses we incurred during that period were particularly pronounced.

Net Losses From Derivative Instruments

Our consolidated net losses from derivative instruments were $0.1 million and $6.7 million during the three month periods ended September 30, 2014 and 2013, respectively, and $16.4 million and $14.3 million during the nine month periods ended September 30, 2014 and 2013, respectively.  Each of our derivative instruments, as well as the net income and loss derived therefrom during the periods presented, is described in Note 6 of the Notes to Consolidated Financial Statements.

Other Revenue

Our consolidated other revenue of $1.7 million and $2.7 million for the three and nine month periods ended September 30, 2014, respectively, represented non-underwriting income associated with Cladium and a minority investment in a specialty managing general agency. Our consolidated other revenue for the three and nine month periods ended September 30, 2013 each totaled less than $0.1 million.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2014	2013	2014	2013

Interest expense - Senior Notes	$3.5	$3.5	$10.5	$10.5
Interest expense - Trust Preferred Securities	1.0	1.0	3.1	3.1
Other interest and financing expenses	0.2	0.2	0.5	0.5

Interest and other financing expenses	$4.7	$4.7	$14.1	$14.1

Our other interest and financing expenses consist of interest expense and commitment fees associated with the BCRH Credit Agreement, trust fees and amortization of debt issuance costs.

Our interest and other financing expenses during the three and nine month periods ended September 30, 2014 were highly consistent with those of the corresponding 2013 periods.

Other Expenses

Our consolidated other expenses of $1.5 million for the three month period ended September 30, 2014 consisted of: (i) $1.0 million of non-underwriting expenses associated with Cladium; and (ii) a $0.5 million provision for our ongoing obligations to Selective in connection with the MUSIC Sale.

Our consolidated other expenses of $2.5 million for the nine month period ended September 30, 2014 consisted primarily of: (i) $1.5 million of non-underwriting expenses associated with Cladium; and (ii) a $0.9 million provision for our ongoing obligations to Selective in connection with the MUSIC Sale.

Our consolidated other expenses for the three and nine month periods ended September 30, 2013 each totaled less than $0.1 million.

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

During the three month periods ended September 30, 2014 and 2013, we recorded income tax provisions of $0.2 million and $0.1 million, respectively.  During the nine month periods ended September 30, 2014 and 2013, we recorded an income tax provision (benefit) of $0.3 million and $(0.1) million, respectively.  During each of these periods, the income tax movements were associated primarily with our U.K. operations. See Note 13 of the Notes to Consolidated Financial Statements.

Our Bermuda operations are not subject to Bermuda income taxes.  During the three month periods ended September 30, 2014 and 2013, these operations had pretax income of $47.8 million and $64.5 million, respectively, and during the nine month periods ended September 30, 2014 and 2013, these operations had pretax income of $190.8 million and $127.5 million, respectively.

Our U.K. operations are subject to U.K. income taxes.  During the three month periods ended September 30, 2014 and 2013, these operations had pretax income (losses) of $(6.3) million and $(6.4) million, respectively, and during the nine month periods ended September 30, 2014 and 2013, these operations had pretax income (losses) of $(2.4) million and $3.8 million, respectively. During the three and nine month periods ending September 30, 2014, those entities within our U.K. operations (those other than MCL which is currently in a cumulative loss net operating loss position) recorded income tax provisions of $0.1 million and $0.2 million, respectively, primarily as a result of temporary timing differences in the reporting of income or the deducting of expenses for income tax purposes. During the three and nine month periods ending September 30, 2013, those entities within our U.K. operations (those other than MCL) recorded income tax provisions (benefits) of $0.1 million and $(0.1) million, respectively, primarily as a result of temporary timing differences in the reporting of income or the deducting of expenses for income tax purposes.

Our U.S. operations are subject to U.S. Federal income taxes but are in a cumulative net operating loss position so no Federal income tax provisions or benefits are currently being recognized.  During the three month periods ended September 30, 2014 and 2013, these operations had pretax income (losses) of $1.0 million and (0.1) million, respectively, and during the nine month periods ended September 30, 2014 and 2013, these operations had pretax income (losses) of $1.2 million and $(0.1) million, respectively.

Our U.S. operations are also subject to state and local income taxes which totaled $0.1 million during each of the three and nine month periods ended September 30, 2014, and less than $0.1 during each of the three and nine month periods ended September 30, 2013.

Net Income Attributable to Non-Controlling Interests

The following table summarizes the net income attributable to non-controlling interests during the three and nine month periods ended September 30, 2014 and 2013:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
(Millions)	2014	2013	2014	2013

Income attributable to third-party investments in the BCGR Cell	$2.0	$1.6	$10.1	$3.5
Income attributable to third-party investments in BCRH	2.2	—	7.4	—

Net income attributable to non-controlling interests	$4.2	$1.6	$17.5	$3.5

Dividends Declared on Preferred Shares

During each of the three and nine month periods ended September 30, 2014 and 2013, we declared $3.3 million and $10.0 million of dividends on our Preferred Shares, respectively.

Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to holders of Preferred Shares and Common Shares and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating and holding companies. See Note 11 of the Notes to Consolidated Financial Statements. Our Preferred Shares have a stated dividend rate of 8.875% per year and, beginning with our September 2014 declaration, we raised our quarterly Common Share dividend to $0.20 per share.  Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income, sales and maturities of investments and reinsurance recoveries.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, ceded reinsurance, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our fixed maturity investment portfolio with high-quality securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our liabilities.  As of September 30, 2014, our fixed maturities had an average credit quality of “AA-” (Very Strong) from Standard & Poor’s and an average duration of 1.9 years (inclusive of our fixed maturity derivative and short positions).  If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments at inopportune times, potentially at a significant loss.

As of September 30, 2014, our sources of immediate and unencumbered liquidity consisted of: (i) $151.1 million of cash and cash equivalents; (ii) $98.1 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; (iii) $154.7 million of publicly-traded equity securities whose proceeds are available within four business days; and (iv) $9.6 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment portfolio, although the bid-ask spreads associated with such investment securities would likely be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.

The Company does not have a revolving credit facility for its own purposes because its current cash and cash equivalent balances and projected future cash flows from its operations are expected to be sufficient to cover its cash obligations under most loss scenarios through the foreseeable future.

On May 2, 2014, BCRH entered into the BCRH Credit Agreement which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Borrowings under the BCRH Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company serves as a guarantor for the BCRH Credit Agreement and is entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility’s total capacity. See Note 14 of the Notes to Consolidated Financial Statements.

As of September 30, 2014, BCRH had $4.0 million of outstanding borrowings under the BCRH Credit Agreement. These borrowings must be repaid no later than January 26, 2015, and are subject to an annual interest rate of 1.33%.

The BCRH Credit Agreement contains covenants that limits BCRH’s and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. If BCRH or the Company were to fail to comply with any of these covenants, the issuer of the BCRH Credit Agreement could revoke the facility and exercise remedies against BCRH or the Company.  As of September 30, 2014, BCRH and the Company were in compliance with each of the covenants associated with the BCRH Credit Agreement.

On May 15, 2014, the BCGR Listed Fund entered into the BCGR Credit Agreement which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Borrowings under the BCGR Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company serves as a guarantor for the BCGR Credit Agreement and is entitled to receive an annual guarantee fee from the BCGR Listed Fund equal to 0.125% of the facility’s total capacity.

As of September 30, 2014, there were no borrowings made under the BCGR Credit Agreement.

The BCGR Credit Agreement contains covenants that limits the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. If the Company were to fail to comply with any of these covenants, the issuer of the BCGR Credit Agreement could revoke the facility and exercise remedies against the Company.  As of September 30, 2014, the Company was in compliance with each of the covenants associated with the BCGR Credit Agreement.

Capital Resources

The following table summarizes our capital structure (defined as our total shareholders’ equity available to the Company and our long-term debt) as of September 30, 2014 and December 31, 2013:

(Millions)	Sept. 30, 2014	Dec. 31, 2013

Senior Notes, at face value	$300.0	$300.0
Trust Preferred Securities	100.0	100.0
Total long-term debt	$400.0	$400.0

Preferred Shareholders’ Equity available to the Company	150.0	150.0
Common Shareholders’ Equity available to the Company	1,489.2	1,492.1
Total Capital available to the Company	$2,039.2	$2,042.1

Our total capital decreased by $2.9 million during the first nine months of 2014 as a result of our recording comprehensive income available to the Company of $170.8 million, recognizing $11.1 million of additional paid-in capital through the amortization and issuances of share-based compensation, recognizing $0.3 million of additional paid-in capital from purchases of non-controlling interests, declaring $31.1 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $154.0 million of Common Shares.

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

We do not consider the short-term borrowings outstanding under the BCRH Credit Agreement to be a component of our capital structure.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, our committed letter of credit facility requires us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against us.  As of September 30, 2014 and December 31, 2013, our debt to capital ratio (which, as defined in such agreement, is the amount of our senior unsecured debt outstanding divided by the sum of: (i) the amount of our total debt outstanding; and (ii) the amount of our total shareholders’ equity available to the Company, expressed as a percentage) was 14.7%, and Montpelier Re’s A.M. Best financial strength rating was “A” (with a stable outlook) as of both dates.

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

Financial Strength Ratings

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders.  Therefore, ceding companies often require reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  Montpelier Re and Syndicate 5151 (in common with all Lloyd’s syndicates) each have financial strength ratings from one or more independent rating agencies, as outlined below.

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

Off-Balance Sheet Arrangements

The Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures, certain of our ongoing obligations to Selective in connection with the MUSIC Sale and the Company’s guarantee of the BCGR Credit Agreement each constitute off-balance sheet arrangements. Excluding these specific transactions, as of September 30, 2014, we were not subject to any off-balance sheet arrangement that we believe is material to our investors.

Cash Flows

We experienced a net increase (decrease) in our cash and cash equivalents of $(32.9) million and $215.9  million during the nine month periods ended September 30, 2014 and 2013, respectively.

We generated $167.9 million and $123.9 million of net cash and cash equivalents from our operations during the nine month periods ended September 30, 2014 and 2013, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses paid.  Montpelier’s net loss and LAE payments during the nine month period ended September 30, 2014 were $192.2 million, versus $245.2 million during the comparable 2013 period.

Our investing activities provided (used) net cash and cash equivalents of $(9.3) million and $173.0 million during the nine month periods ended September 30, 2014 and 2013, respectively.  The cash and cash equivalents used for investing activities during the 2014 period primarily resulted from an increase in net investment purchases, primarily the purchase of short-term fixed maturities by Blue Water Re, partially offset by decreases in both restricted cash and reverse repurchase agreements.  The cash and cash equivalents provided from investing activities during the 2013 period primarily resulted from net sales of investment securities, whose proceeds were used, in part, to fund an increase in restricted cash.

Our financing activities used net cash and cash equivalents of $196.1 million and $77.7 million during the nine month periods ended September 30, 2014 and 2013, respectively. The increase in cash and cash equivalents used for financing activities experienced during the 2014 period, versus the comparable 2013 period, is primarily due to: (i)  a $95.3 million decrease in net contributions received from non-controlling interests; and (ii) $11.8 million of net settlements of repurchase agreements.

Detailed information regarding our cash flows for the nine month periods ended September 30, 2014 and 2013, follows:

For the nine month period ended September 30, 2014:

Our cash and cash equivalents provided from operations totaled $167.9 million.

Our cash and cash equivalents used for investing activities totaled $9.3 million, resulting from the following:

•                  we paid $147.7 million in net purchases of investment securities,

•                  we paid $6.9 million in settlements of investment-related derivative instruments,

•                  we received $85.2 million pursuant net settlements of reverse repurchase agreements,

•                  we had a $65.1 million decrease in our restricted cash,

•                  we paid $4.1 million in investment performance fees, and

•                  we paid $0.9 million to acquire capitalized assets.

Our cash and cash equivalents used for financing activities totaled $196.1 million, resulting from the following:

•                  we paid $150.6 million to repurchase Common Shares,

•                  we received $2.1 million from third party investors in the BCGR Listed Fund,

•                  we paid $7.9 million for purchases of BCRH Common Shares made by the Company,

•                  we paid $11.8 million pursuant to net settlements of repurchase agreements,

•                  BCRH borrowed $4.0 million under the BCRH Credit Agreement,

•                  we paid $3.7 million in dividends to non-controlling holders of BCRH Common Shares, and

•                  we paid $28.2 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $4.6 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

For the nine month period ended September 30, 2013:

Our cash and cash equivalents provided from operations totaled $123.9 million.

Our cash and cash equivalents provided from investing activities totaled $173.0 million, resulting from the following:

•                  we received $233.1 million from net sales of investment securities,

•                  we paid $10.3 million in settlements of investment-related derivative instruments,

•                  we received $17.7 million pursuant net settlements of reverse repurchase agreements,

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

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at September 30, 2014:

(Millions) Rating / Type	Fair Value at Sept. 30, 2014

AAA	$257.9
U.S. Government and agencies (AA+)	456.3
AA	360.4
A	260.4
BBB	163.0
Below BBB	392.8
Not rated	37.7

Total fixed maturities	$1,928.5

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three and nine month periods ended September 30, 2014.  As of September 30, 2014 and December 31, 2013, our best estimate for gross unpaid loss and LAE reserves was $830.3 million and $881.6 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $774.8 million and $818.0 million, respectively.  As of September 30, 2014 and December 31, 2013, IBNR represented 64% and 63% of our net unpaid loss and LAE reserves, respectively.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of September 30, 2014, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income or loss and shareholders’ equity by approximately $116.2 million. The net income or loss and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commissions, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three and nine month periods ended September 30, 2014.

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three and nine month periods ended September 30, 2014.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Share-Based Compensation

On the basis of the Company’s forecasted results for 2014, the Company anticipated issuing 716,795 Variable RSUs for the 2014-2017 award cycle as of September 30, 2014, or 145% of the Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2014 - 2017 award cycle, if any, will not be finalized until approved by the Compensation Committee in the first quarter of 2015.  See Note 12 of the Notes to Consolidated Financial Statements.

If our results for the balance of 2014 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2014 would be $7.6 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $18.9 million to $7.1 million.  Additionally, the Company’s total RSUs outstanding would decrease by 716,795 RSUs.

If our results for the balance of 2014 were to develop unfavorably, resulting in a Target payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2014 would be $2.4 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $18.9 million to $15.3 million.  Additionally, the Company’s total RSUs outstanding would decrease by 222,455 RSUs.

If our results for the balance of 2014 were to develop favorably, resulting in the maximum possible (200% of Target)  payout for incentive compensation purposes, our share-based compensation accruals at September 30, 2014 would be $2.9 million deficient and the RSU expense that we would expect to incur in future periods would increase from $18.9 million to $23.5 million.  Additionally, the Company’s total RSUs outstanding would increase by 271,885 RSUs.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2013 Form 10-K, as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2013 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”   As of September 30, 2014, there were no material changes to our market risks as described in the 2013 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended September 30, 2014, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the Tribune litigation (which is disclosed in Note 4 of the Notes to Consolidated Financial Statements) and any disputes involving insurance or reinsurance contracts in the normal course of business, we had no other unresolved legal proceedings at September 30, 2014.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              The following table provides information with respect to the Company’s repurchases of Common Shares during the three month period ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2014	393,800	$31.80	393,800
August 1 - August 31, 2014	715,019	30.12	715,019
September 1 - September 30, 2014	739,907	31.71	739,907
Total	1,848,726	$31.12	1,848,726	$113,652,237

(1)         On November 14, 2013, the Board increased the Company’s existing total share repurchase authorization by $150.0 million to a total of $278.8 million, of which $113.7 million remained at September 30, 2014.  There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD. (Registrant)

By:	/s/ MICHAEL S. PAQUETTE
	Name:	Michael S. Paquette
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 6, 2014