Form 10-K
period 2014-12-31
MONTPELIER RE HOLDINGS LTD
filed 2015-02-25
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the outstanding Common Shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the New York Stock Exchange closing price as of June 30, 2014 for Common Shares) was $1,235,712,737.

As of February 20, 2015, 43,619,124 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Montpelier Re Holdings Ltd.’s Annual General Meeting of Shareholders, to be held May 15, 2015, is incorporated by reference in Part III of this Report on Form 10-K to the extent described therein.

PART I

FORWARD LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of the United States (“U.S.”) federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See “Risk Factors” contained in Item 1A herein for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar meaning generally involve forward-looking statements.

Important events and uncertainties that could cause our results or future dividends on, or repurchases of, Common Shares or Preferred Shares to change include, but are not limited to: market conditions affecting the prices of our Common Shares or Preferred Shares; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to effectively execute the business plans of the Company, its subsidiaries and any new ventures that it may enter into; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management processes, which are subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, including our dependency on the loss information we receive from cedants and brokers; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the Company and the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; and the impact of foreign currency and interest rate fluctuations.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.         Business

OVERVIEW

The Company

Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) was incorporated as a Bermuda exempted limited liability company under the laws of Bermuda in November 2001.  Through our subsidiaries and affiliates in Bermuda, the United Kingdom (the “U.K.”) and the U.S. (collectively “Montpelier”), we provide customized and innovative insurance and reinsurance solutions to the global market. Through our affiliates in Bermuda, we also provide institutional and retail investors with direct access to the global property catastrophe reinsurance market.

At December 31, 2014 and 2013, the Company had $3,629.1 million and $3,758.5 million of consolidated total assets, respectively, and total shareholders’ equity available to the Company of $1,648.2 million and $1,642.1 million, respectively. The Company’s headquarters and principal executive offices are located at Montpelier House, 94 Pitts Bay Road, Pembroke, Bermuda HM 08.

Our Reportable Segments

We operate through three reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance.  Each of our segments represents a separate and distinct underwriting platform through which we conduct insurance and reinsurance business. Our segment disclosures present the operations of Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance prior to the effects of any inter-segment quota share reinsurance agreements among them. This presentation allows the reader, as well as the Company’s chief operating decision makers, to objectively analyze the business originated through each of our underwriting platforms, regardless of where such business ultimately resides within Montpelier’s group of companies.

Detailed financial information about our reportable segments for each of the years in the three-year period ended December 31, 2014 is presented in Note 12 of the Notes to Consolidated Financial Statements. The activities of the Company, certain intermediate holding and service companies, intercompany eliminations relating to inter-segment reinsurance agreements and support services and the business retained upon the Company’s 2011 sale (the “MUSIC Sale”) of Montpelier U.S. Insurance Company (“MUSIC”) to Selective Insurance Group, Inc. (“Selective”), collectively referred to as “Corporate and Other”, are also presented in Note 12.

The nature and composition of each of our reportable segments and our Corporate and Other activities is as follows:

Montpelier Bermuda

Our Montpelier Bermuda segment consists of the assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”).

Montpelier Re, our wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools. Montpelier Re focuses on writing short-tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Montpelier Re also writes specialty treaty reinsurance, including casualty, accident & health, aviation, space, crop, financial risk, political risk, terrorism and workers’ compensation catastrophe classes of business, as well as insurance and facultative reinsurance business.

Montpelier at Lloyd’s

Our Montpelier at Lloyd’s segment consists of the collective assets and operations of Montpelier Syndicate 5151 (“Syndicate 5151”), Montpelier Capital Limited (“MCL”), Montpelier at Lloyd’s Limited (“MAL”), Montpelier Underwriting Services Limited (“MUSL”) and Montpelier Underwriting Inc. (“MUI”).

Syndicate 5151, our wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007.  Syndicate 5151 underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and specie, political & financial risks and specialty casualty classes sourced mainly from the London, U.S. and European markets through MUI and other authorized Lloyd’s coverholders (“Lloyd’s Coverholders”).

MCL, our wholly-owned U.K. subsidiary based in London, serves as Syndicate 5151’s corporate underwriting member at Lloyd’s.

MAL, our wholly-owned Lloyd’s Managing Agent based in London, manages Syndicate 5151.

MUSL, our wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151, MAL and MCL.

MUI, our wholly-owned subsidiary based in Woburn, Massachusetts serves as a Lloyd’s Coverholder on behalf of Syndicate 5151. MUI underwrites facultative reinsurance business through managing general agents and intermediaries.

Since its inception, approximately 70% of Montpelier at Lloyd’s business has been ceded to Montpelier Re through inter-segment quota share reinsurance agreements consisting of a quota share agreement between Syndicate 5151 and Montpelier Re and a quota share agreement between MCL and Montpelier Re.  As previously stated, our segment disclosures provided herein present the operations of Montpelier at Lloyd’s prior to the effects of these inter-segment quota share reinsurance agreements.

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

Our Collateralized Reinsurance segment consists of the assets and operations of Blue Water Re Ltd. (“Blue Water Re”), Blue Water Master Fund Ltd. (the “Master Fund”), Blue Capital Management Ltd. (“BCML”) and the operating subsidiaries of Blue Capital Reinsurance Holdings Ltd. (“BCRH”). On December 15, 2014, Blue Capital Insurance Managers Ltd., our former wholly-owned subsidiary, was merged into BCML.

Blue Water Re, our wholly-owned Bermuda-based special purpose insurance vehicle, provides collateralized property catastrophe reinsurance coverage and related products.  Blue Water Re was established in November 2011 and commenced operations in June 2012.

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

BCML, our wholly-owned Bermuda-based subsidiary, provides investment and insurance management services to: (i) Blue Water Re; (ii) the Cells; and (iii) BCRH and its subsidiaries. BCML is a registered investment advisor with the U.S. Securities and Exchange Commission (the “SEC”).

BCRH is a Bermuda-based exempted limited liability holding company which provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries Blue Capital Re Ltd. (“Blue Capital Re”) and Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”). The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML, and each uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. BCRH commenced its operations in November 2013 pursuant to its initial public offering (the “BCRH IPO”) and its common shares are listed on the New York Stock Exchange, under the symbol BCRH, and the Bermuda Stock Exchange, under the symbol BCRH BH.  As of December 31, 2014 and 2013, Montpelier owned 33.3% and 28.6% of BCRH’s outstanding common shares, respectively.  Montpelier increased its ownership in BCRH during 2014 through a series of open-market purchases of BCRH common shares.

BCRH is considered a “variable interest entity” under GAAP and we have determined that we are BCRH’s primary beneficiary. As a result, we fully consolidate the assets, liabilities and operations of BCRH and its subsidiaries within our consolidated financial statements and our Collateralized Reinsurance segment disclosures. The interests in BCRH and its subsidiaries that we fully consolidate which are attributable to third-party investors are reported within our consolidated financial statements as non-controlling interests.

Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”) is a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  The BCGR Listed Fund commenced its operations in October 2012 and its ordinary shares are listed on the Specialist Fund Market of the London Stock Exchange, under the symbol BCGR, and on the Bermuda Stock Exchange, under the symbol BCGR BH.  As of December 31, 2014 and 2013, Montpelier Re owned 25.1% and 29.0% of the BCGR Listed Fund’s ordinary shares, respectively. Montpelier’s ownership in the BCGR Listed Fund decreased during 2014 as a result of investments made by non-controlling interests.

The BCGR Listed Fund is considered a “voting interest entity” under GAAP and, because we own less than 50% of its outstanding ordinary shares, we do not consolidate its assets, liabilities or operations within our consolidated financial statements or our Collateralized Reinsurance segment disclosures.  However, the BCGR Cell and Blue Water Re are considered variable interest entities under GAAP and we have determined that we are the primary beneficiary for these entities.  Therefore, as funds held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are included in our consolidated financial statements and our Collateralized Reinsurance segment disclosures. Conversely, as funds previously deployed by the BCGR Listed Fund and the BCGR Cell into Blue Water Re are returned to the BCGR Listed Fund, they are no longer included in our consolidated financial statements or our Collateralized Reinsurance segment disclosures.

The interests in the BCGR Cell and Blue Water Re that we fully consolidate which are attributable to third-party investors are reported within our consolidated financial statements as non-controlling interests.

Montpelier is entitled to receive management and performance fees from BCRH and the BCGR Listed Fund for the services that it performs for these entities.

Corporate and Other

Our Corporate and Other activities consist of the assets and operations of: (i) the Company and certain of its intermediate holding and service and support companies, including Montpelier Technical Resources Ltd. (“MTR”) and Cladium, Inc. (“Cladium”);  (ii) intercompany eliminations relating to inter-segment reinsurance agreements; and (iii) the business we retained upon the MUSIC Sale (“MUSIC Run-Off”).

MTR, our wholly-owned U.S. subsidiary with its main offices in Woburn, Massachusetts and Hanover, New Hampshire, provides accounting, finance, legal, risk management, information technology, internal audit, human resources and advisory services to many of our subsidiaries.

Cladium, Inc. (“Cladium”), our wholly-owned U.S. subsidiary with its main offices in Sunrise, Florida, is a managing general agency for a third-party insurer.

On December 31, 2011, we completed the sale of MUSIC, our former U.S.-based excess and surplus lines insurance company that we acquired in 2007, to Selective. During the period in which we owned MUSIC, it was a domestic surplus lines insurer and was authorized as an excess and surplus lines insurer in all 50 U.S. states and the District of Columbia. MUSIC underwrote smaller commercial property and casualty risks that did not conform to standard insurance lines.

Prior to the MUSIC Sale, MUSIC ceded 75% of its business to Montpelier Re through an inter-segment quota share agreement (the “MUSIC Quota Share”).

Prior to 2014, we presented our MUSIC Run-Off operations as a separate reportable segment.  Beginning in 2014,we revised our reportable segments to present our former MUSIC Run-Off operations within Corporate and Other. All periods presented in this report have been restated to conform with the current presentation.

Our Strategy and Operating Principles

We manage our business by the following tenets:

Maintaining a Strong Balance Sheet.  We focus on maintaining a strong balance sheet in support of our underwriting activities and we actively manage our capital with a view towards maximizing our fully converted book value per Common Share based on prudent risk tolerances. Our total capital was $2,047.5 million at December 31, 2014, which consisted of $399.3 million of long-term debt, $150.0 million of preferred shareholders’ equity and $1,498.2 million of common shareholders’ equity available to the Company.  As part of our capital management strategy, we intend to actively increase or decrease our total capital, as needed, in order to support our current and future underwriting opportunities, including those relating to the third-party capital we manage.

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

Combining Subjective Underwriting Methods With Objective Modeling Tools. Through the use of proprietary underwriting tools our underwriters seek to identify those exposures that meet our objectives in terms of return on capital and underwriting criteria.  Our underwriters use risk modeling tools, both proprietary and third-party, together with their market knowledge, experience and judgment, and seek to achieve the highest available price per unit of risk assumed. We also seek to exploit pricing inefficiencies that may exist in the market from time to time.

Developing and Maintaining a Balanced Portfolio of Insurance and Reinsurance Risks.  We aim to maintain a balanced portfolio of risks, diversified by product, geography and marketing source within each chosen class of business.  We employ risk management techniques to monitor correlation risk and we seek to enhance underwriting returns through careful risk selection using advanced capital allocation methodologies. We also actively seek to write more business in classes experiencing attractive conditions and to avoid those classes suffering from intense price competition or poor fundamentals. We believe a balanced portfolio of risks reduces the volatility of returns and optimizes our fully converted book value per Common Share. From time to time, however, we may choose to be overweight in certain classes, products or geographies based on market conditions.

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

Insurance and reinsurance companies incur a significant amount of their total expenses from policyholder and assumed reinsurance losses, commonly referred to as “claims.”  In settling claims, various loss adjustment expenses (“LAE”) are incurred, such as claim adjusters’ fees and litigation expenses. In addition, insurance and reinsurance companies incur policy acquisition costs, such as commissions, profit commissions, brokerage costs, premium taxes and excise taxes, when applicable.

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

Blue Water Re and Blue Capital Re also offer participation in fronting arrangements with Montpelier Re or with other well capitalized third-party rated reinsurers.  Under a typical fronting arrangement, a rated insurer issues an insurance policy on behalf of an unrated, fully-collateralized, reinsurer without the intention of retaining any of the risk. The economic risk remains with the unrated reinsurer via an indemnity/reinsurance agreement but the contractual and credit risk is assumed by the fronting insurer, which is required to honor obligations under the policy if the unrated reinsurer fails to indemnify the fronting insurer. Through fronting arrangements, Blue Water Re and Blue Capital Re are able to participate in reinsurance opportunities that would not otherwise be available to a fully-collateralized reinsurer, although they are still required to provide collateral to the fronting reinsurer.

Across all our locations and classes of business, our operating strategy is to write only those risks that we expect will generate an attractive return on allocated capital while seeking to limit our exposure to the potential loss that may arise from a single or a series of loss events to within acceptable levels.

Our insurance and reinsurance underwriting teams work with proprietary and third-party risk analytic and exposure databases that have been designed to provide consistent pricing, prudent risk selection and real-time portfolio management.  Our underwriters adhere to guidelines that are developed by senior management, are approved by the boards of directors of each of our operating subsidiaries and are reviewed by the Underwriting Committee of the Company’s Board of Directors (the “Board”).

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

Our Treaty Reinsurance Book of Business

The majority of the reinsurance products we currently write are in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten by our clients. When writing a treaty reinsurance contract, we do not typically evaluate separately each of the individual risks assumed under the contract.  Accordingly, we are largely dependent on the individual underwriting decisions made by the cedant and, as a result, we carefully consider the cedant’s risk management, underwriting practices, exposure data, loss history and other factors in deciding whether to provide such treaty reinsurance and in appropriately pricing the contract. The majority of our current treaty reinsurance book of business represents short-tail property reinsurance, which includes a limited amount of retrocessional business. Our gross short-tail treaty reinsurance writings totaled $473.7 million, $462.0 million and $503.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.  We also write a modest amount of long-tail treaty reinsurance business, mainly casualty risks, which totaled $88.4 million, $79.4 million and $71.9 million during the years ended December 31, 2014, 2013 and 2012, respectively.

The terms of reinsurance contracts we underwrite vary by contract and by type, whether they are excess-of-loss or proportional. We typically provide coverage under excess-of-loss contracts on either an occurrence basis or on an aggregate basis. Some contracts provide coverage on a per risk basis versus a per event basis. Most of our excess-of-loss contracts provide for a reinstatement of coverage following a covered loss event in return for an additional premium.

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

Our gross short-tail direct insurance and facultative reinsurance writings totaled $172.3 million, $162.6 million and $157.9 million during the years ended December 31, 2014, 2013 and 2012, respectively.  We also wrote a small amount of long-tail direct insurance and facultative reinsurance business which totaled $5.9 million, $2.0 million and $2.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Our Operating Platforms

Montpelier Re

Montpelier Re, our largest operating platform, focuses on writing short-tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Montpelier Re also writes specialty treaty reinsurance, including casualty, accident & health, aviation, space, crop, financial risk, political risk, terrorism and workers’ compensation catastrophe classes of business, as well as insurance and facultative reinsurance business.

Montpelier Re focuses on providing reinsurance protection to small and mid-sized regional U.S. insurance companies.  This has allowed Montpelier Re to form long-term relationships with its cedants, thereby increasing client persistency as well as its understanding of the risks it assumes.

Montpelier at Lloyd’s

MAL’s London team underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and specie, political & financial risks and specialty casualty classes sourced mainly from the London, U.S. and European markets with a view to underwriting business that would not normally be accessible to our Bermuda underwriters.

MUI, our U.S. Lloyd’s Coverholder, underwrites facultative reinsurance business through managing general agents and intermediaries on behalf of Syndicate 5151.  MUI’s business is produced through two underwriting divisions as follows: (i) the Brokered Property Facultative division, which writes North American property exposures, covering both fire and catastrophe perils, attaching in a proportional or excess-of-loss position; and (ii) the Direct Property Facultative division, which writes predominantly non-catastrophe U.S. business that is produced without broker involvement.  The policies typically incorporate low-frequency, high-severity risks written on an excess-of-loss basis.

Blue Water Re

Blue Water Re is our market-facing collateralized reinsurer which provides property catastrophe reinsurance protection and related products to Montpelier Re and other third-party insurance and reinsurance companies. A portion of Blue Water Re’s business is retroceded to Blue Capital Re through a fully-collateralized retrocessional contract (the “BW Retrocessional Contract”) and the remaining portion of its business is retained in support of the financial interests of the Cells.

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

MRI was formed to promote global research, knowledge exchange and advanced model development on natural catastrophe and man-made risks. MRI’s goal is to collaborate to better understand, calculate, mitigate and hedge risk in a changing environment. MRI is overseen by a steering committee led by Montpelier Re’s Chief Risk Officer, Dr. Gero Michel, and is composed of representatives from academia and government.

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

We remain liable for losses we incur to the extent that any third-party reinsurer is unable or unwilling to make timely payments to us under our reinsurance agreements. Under our reinsurance security policy, our reinsurers are generally required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. We also consider reinsurers that are not rated or do not fall within the above threshold on a case-by-case basis if adequately collateralized.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

Montpelier Re also purchases collateralized reinsurance protection from Blue Water Re pursuant to inter-segment reinsurance agreements, and Blue Water Re purchases collateralized reinsurance protection from Blue Capital Re pursuant to the BW Retrocessional Contract.

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

Our loss and LAE reserves are comprised of case reserves (which are based on claims that have been reported to us) and IBNR reserves (which are based on losses that we believe have occurred but for which claims have not yet been reported to us and which may include a provision for expected future development on our case reserves). The process of establishing our loss reserves can be complex and is subject to considerable variability.  It requires the use of informed estimates and judgments based on circumstances known at the date of accrual, and is highly dependent on the loss information we receive from our cedants and brokers. Estimating loss reserves requires us to make assumptions regarding future reporting and development patterns, frequency and severity trends, claims settlement practices, potential changes in the legal environment and other factors such as foreign currency fluctuations and inflation.  Another assumption we must make relates to “loss amplification,” which refers to inflationary and heightened loss adjustment pressure within a local economy that has the potential to occur after a catastrophe loss and which can escalate overall losses.

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

Lines of Business

We categorize our lines of business as follows: (i) Property Catastrophe - Treaty; (ii) Property Specialty - Treaty; (iii) Other Specialty - Treaty; and (iv) Property and Specialty Individual Risk.  Montpelier Re and Syndicate 5151 write each of these lines of business, Blue Water Re and Blue Capital Re write only Property Catastrophe - Treaty business and MUSIC wrote only Property and Specialty Individual Risk business.

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

In the event of a loss, property catastrophe excess-of-loss contracts typically include a second (or reinstated) contractual limit of coverage following a covered loss event in return for an additional premium.  When Blue Water Re or Blue Capital Re write an excess-of-loss reinsurance contract which includes a second (or reinstated) limit, as collateralized reinsurers, each are required to fully collateralize both the original limit and the reinstated limit.

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

Other Specialty - Treaty

We write Other Specialty reinsurance covering classes such as aviation (including liability), engineering, space, marine, workers’ compensation, medical malpractice and other casualty risks, political & financial risks, accident & health, crop and other specialty reinsurance business.

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

Our medical malpractice book includes excess treaty reinsurance for insurers that write medical malpractice insurance for physicians, typically single state insurers. Certain of our medical malpractice contracts are written on a swing-rated basis, meaning that the ultimate premium will vary based on the level of ultimate losses incurred.

We also write a limited amount of professional liability business on both an excess-of-loss and pro-rata basis, and pro-rata treaties covering general liability for municipalities in the U.S.

We have written a number of reinsurance contracts providing coverage for losses arising from acts of terrorism in the U.S. and in a number of other countries.

In the U.S., the Terrorism Risk Insurance Act of 2002 (“TRIA”) established a system for sharing losses from terrorist attacks between the private insurance industry and the U.S. government and regulates the terms of insurance relating to terrorism coverage. Extensions of TRIA were authorized in 2005 and 2007, with the latter extending the program through December 31, 2014.  On January 12, 2015, TRIA was reauthorized through December 31, 2020. The most notable changes made to TRIA pursuant to its 2015 reauthorization were to increase: (i) the threshold for industry losses before qualifying for U.S. government financial support to $200 million from $100 million (through annual increases of $20 million beginning in 2016); and (ii) the industry co-participation to 20% from 15% (through annual increases of one percent per year beginning in 2016).

In a number of countries outside of the U.S., we have written reinsurance contracts through government-backed programs or “pools”, which provide coverage for stipulated acts of terrorism.

Most of the reinsurance contracts that we write that provide coverage for losses arising from acts of terrorism exclude coverage protecting against nuclear, biological or chemical attacks.

Property and Specialty Individual Risk

We underwrite direct insurance and facultative reinsurance coverage on industrial, commercial, and residential property, liability, marine and space risks where we assume all or part of a risk under a single insurance contract. We also underwrite stand-alone political and financial risks, pandemic and event contingency business, as well as U.S. and international terrorism coverage on either a stand-alone basis or embedded within an existing property policy. Facultative reinsurance is normally purchased by clients where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

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

GROSS PREMIUMS WRITTEN

By Line of Business and Segment

The following tables present our gross premiums written, by line of business and reportable segment, during the years ended December 31, 2014, 2013 and 2012:

(Millions) Year Ended December 31, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$256.1	$3.4	$83.4	$(31.9)	$311.0
Property Specialty - Treaty	54.0	3.8	—	—	57.8
Other Specialty - Treaty	76.4	93.2	—	(0.5)	169.1
Property and Specialty Individual Risk	29.9	172.6	—	(0.1)	202.4
Total gross premiums written	$416.4	$273.0	$83.4	$(32.5)	$740.3

Year Ended December 31, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$279.0	$4.7	$39.8	$1.0	$324.5
Property Specialty - Treaty	50.3	4.3	—	0.1	54.7
Other Specialty - Treaty	68.7	78.3	—	(0.1)	146.9
Property and Specialty Individual Risk	31.4	147.9	—	0.6	179.9
Total gross premiums written	$429.4	$235.2	$39.8	$1.6	$706.0

Year Ended December 31, 2012	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$332.8	$10.9	$2.4	$3.9	$350.0
Property Specialty - Treaty	47.5	6.1	—	—	53.6
Other Specialty - Treaty	70.4	82.1	—	—	152.5
Property and Specialty Individual Risk	29.8	146.9	—	2.5	179.2
Total gross premiums written	$480.5	$246.0	$2.4	$6.4	$735.3

(1)   Represents: (i) the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; and (ii) premiums earned within the Company’s former MUSIC Run-Off segment.

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

We monitor our broker concentrations on a company-wide basis rather than by reportable segment.

The following table sets forth a breakdown of our gross premiums written by broker:

	Year Ended December 31,
($ in millions)	2014		2013		2012
Aon Corporation	$175.4	24%	$164.7	23%	$192.1	26%
Marsh & McLennan Companies, Inc.	142.4	19	147.2	21	158.3	22
Willis Group Holdings Limited	111.9	15	121.3	17	109.9	15
JLT Group	48.7	7	36.0	5	27.3	4
All other brokers	241.9	35	220.2	32	226.3	30

Gross premiums written through brokers	720.3	97	689.4	98	713.9	97

Gross premiums not written through brokers	20.0	3	16.6	2	21.4	3

Total gross premiums written	$740.3	100%	$706.0	100%	$735.3	100%

As illustrated above, the majority of our gross premiums written are sourced through a limited number of brokers, with Aon Corporation, Marsh & McLennan Companies, Inc., Willis Group Holdings Limited and JLT Group providing a total of 65% of our gross premiums written for the year ended December 31, 2014.  We are therefore highly dependent on these brokers and a loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors” contained in Item 1A herein.

By Geographic Area of Risks Insured

We seek to diversify our exposure across geographic zones around the world in order to obtain a prudent spread of risk. The spread of these exposures is also a function of market conditions and opportunities.  We monitor our geographic exposures on a company-wide basis rather than by segment.

The following table sets forth a breakdown of our gross premiums written by geographic area of risks insured:

	Year Ended December 31,
($ in millions)	2014		2013		2012

U.S. and Canada	$344.6	47%	$346.2	49%	$351.7	48%
Worldwide (1)	239.3	32	210.4	30	231.5	31
Western Europe, excluding U.K. and Ireland	34.6	5	31.9	4	30.7	4
Worldwide, excluding U.S. and Canada (2)	26.9	4	33.8	5	23.1	3
Australia and Oceania	26.8	4	20.4	3	23.4	3
U.K. and Ireland	18.5	2	20.1	3	24.1	3
Japan	16.8	2	22.1	3	27.5	4
Other	32.8	4	21.1	3	23.3	4

Total gross premiums written	$740.3	100%	$706.0	100%	$735.3	100%

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

The following information presents: (i) our loss and LAE reserve development over the preceding ten years (the “Loss Table”); and (ii) a reconciliation of reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance authorities, which we refer to as “statutory basis”, to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

The Loss Table represents the development of our loss and LAE reserves from 2004 through 2014.  The top line of the table shows the gross loss and LAE reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of loss and LAE reserves, both case and IBNR, arising in the current year and all prior years that are unpaid at the balance sheet date. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative net redundancy” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of losses recoverable on the third line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

The Loss Table does not reflect any loss development relating to MUSIC for periods prior to November 2007, the date we acquired that company. See “MUSIC Sale Considerations” contained in Item 1 herein.

	Consolidated Loss and LAE Reserves
	Years ended December 31,
(Millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014

ENDING UNPAID LOSS AND LAE RESERVES:

Gross balance	$549.5	$1,781.9	$1,089.2	$860.7	$808.9	$680.8	$784.6	$1,077.1	$1,112.4	$881.6	$775.7
Less: reinsurance recoverables on unpaid losses	(94.7)	(305.7)	(197.3)	(152.5)	(122.9)	(69.6)	(62.4)	(77.7)	(102.7)	(63.6)	(48.7)
Net liability	$454.8	$1,476.2	$891.9	$708.2	$686.0	$611.2	$722.2	$999.4	$1,009.7	$818.0	$727.0

CUMULATIVE NET LIABILITY PAID:

1 year later	$214.2	$716.1	$335.2	$192.5	$182.8	$115.8	$175.5	$239.2	$272.2	$178.5
2 years later	309.7	1,026.5	480.3	304.4	262.0	191.8	261.4	430.8	393.9
3 years later	325.2	1,150.4	570.9	330.6	318.7	240.1	343.9	518.9
4 years later	334.1	1,229.7	588.3	354.9	357.9	290.5	375.7
5 years later	353.2	1,243.6	608.2	372.3	400.7	304.9
6 years later	356.5	1,259.9	622.9	409.2	410.5
7 years later	359.5	1,271.2	648.5	414.1
8 years later	360.4	1,295.5	651.5
9 years later	363.2	1,297.1
10 years later	363.7

NET LIABILITY RE-ESTIMATED:

1 year later	$437.7	$1,452.4	$855.5	$604.1	$610.3	$501.9	$632.9	$912.0	$865.3	$666.2
2 years later	407.8	1,447.7	783.1	555.7	552.5	450.8	607.1	835.3	747.9
3 years later	400.3	1,398.4	764.4	518.6	521.8	440.0	565.8	750.2
4 years later	390.6	1,383.4	737.9	495.7	514.3	413.6	514.4
5 years later	385.4	1,364.7	715.6	491.6	494.0	383.0
6 years later	384.1	1,349.5	707.5	474.3	465.9
7 years later	378.7	1,343.8	694.7	455.3
8 years later	376.0	1,333.5	681.8
9 years later	373.1	1,322.1
10 years later	371.1
CUMULATIVE NET REDUNDANCY	$83.7	$154.1	$210.1	$252.9	$220.1	$228.2	$207.8	$249.2	$261.8	$151.8

RECONCILIATION OF NET LIABILITY RE-ESTIMATED AS OF THE END OF THE LATEST RE-ESTIMATION PERIOD:

Gross re-estimated liability	$496.8	$1,622.0	$843.7	$562.5	$535.5	$439.4	$550.5	$796.7	$840.0	$720.3
Less: re-estimated reinsurance recoverable	(125.7)	(299.9)	(161.9)	(107.2)	(69.6)	(56.4)	(36.1)	(46.5)	(92.1)	(54.1)
Net re-estimated liability	$371.1	$1,322.1	$681.8	$455.3	$465.9	$383.0	$514.4	$750.2	$747.9	$666.2
CUMULATIVE GROSS REDUNDANCY	$52.7	$159.9	$245.5	$298.2	$273.4	$241.4	$234.1	$280.4	$272.4	$161.3

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

INVESTMENTS, CASH AND INVESTMENT-RELATED DERIVATIVES

Investments

Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) adequate liquidity; (iii) financial strength and stability; and (iv) regulatory and legal compliance.  While we oversee all of our investment activities, the portfolio is actively managed by a number of registered investment advisors.  Our investment advisors adhere to an investment policy and guidelines developed by senior management, as approved by the Finance Committee of the Board (the “Finance Committee”), which specify minimum criteria regarding the credit quality and liquidity characteristics of the portfolio as well as the use of certain derivative instruments. These guidelines also set limitations on the size of certain holdings, as well as the types of securities and industries in which the portfolio can be invested.

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

The components of our investment assets as of December 31, 2014 are as follows:

Fixed Maturity Investments.  As a provider of insurance and reinsurance for natural and man-made catastrophes, we could be required to pay significant losses on short notice.  As a result, our asset allocation is predominantly oriented toward high-quality fixed maturity securities with a short average duration. Our asset allocation is designed to reduce our sensitivity to interest rate fluctuations and provide adequate liquidity for the settlement of our expected liabilities.  As of December 31, 2014, our fixed maturities, which totaled $1,901.0 million, comprised 70% of our total investments at such date.

Equity Securities.  Over longer time horizons, we believe that investments in equity securities can enhance our investment returns.  Our equity investment strategy is expected to maximize our risk-adjusted total return through investments in a variety of equity and equity-related instruments with a focus on value investing.  As of December 31, 2014, our equity securities, which totaled $173.1 million, comprised 6% of our total investments at such date.

Other Investments.  Our other investments consist primarily of investments in investment funds, limited partnership interests, the BCGR Listed Fund, event-linked securities whose principal and interest are forgiven if specific events occur and certain derivative instruments. The investment funds that we hold contain primarily fixed maturity investments.  As of December 31, 2014, our other investments, which totaled $642.0 million, comprised 24% of our total investments at such date.

In addition to the investment assets described above, we also held investment liabilities of $76.2 million as of December 31, 2014, consisting of $70.5 million of open short fixed maturity positions and $5.7 million of open short equity and investment option and future positions. Our investment liabilities are collateralized largely with restricted cash and investment securities.

As of December 31, 2014, the average duration of our investment portfolio, including cash, was 0.9 years (inclusive of relevant derivative and short positions).

Cash and Cash Equivalents

Our cash and cash equivalents consist of unrestricted cash and fixed income securities with maturities of less than three months from the date of purchase. These balances are comprised of: (i) collateral supporting our Collateralized Reinsurance operations; (ii) undeployed cash and cash equivalents held by our investment advisors; (iii) amounts held to pay our operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) amounts held for other obligations and contingencies. As of December 31, 2014, we held $447.7 million of cash and cash equivalents.

Restricted Cash

Our restricted cash consists of cash held in support of: (i) investments sold short; (ii) open derivative positions; and (iii) foreign deposit accounts held at Lloyd’s.  As of December 31, 2014, we held $26.6 million of restricted cash.

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

CONFLICTS OF INTEREST

The following discussion should be read in conjunction with the “Risk Factors” contained in Item 1A herein, in particular the specific risk factor entitled “There may be conflicts of interest that result from our relationships with the BCGR Listed Fund and BCRH and its subsidiaries.”

BCML, our wholly-owned investment and insurance management service company, provides services to the BCGR Cell (which serves as a segregated account of the Master Fund for the benefit of the BCGR Listed Fund) and to BCRH and its subsidiaries.  In addition, Blue Water Re, our wholly-owned special purpose insurance vehicle, is the sole source of collateralized reinsurance business for the BCGR Cell and is a significant source of business for BCRH and its subsidiaries through the BW Retrocessional Contract.  As of December 31, 2014, Montpelier Re owned 25.1% of the BCGR Listed Fund’s ordinary shares and 33.3% of BCRH’s outstanding common shares, with third-party investors (which we refer to as “non-controlling interests”) owning the remainder.

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

In addition, William Pollett, the Company’s Chief Corporate Development and Strategy Officer and Treasurer, serves as a director and the Chief Executive Officer of BCRH, Michael Paquette, the Company’s Chief Financial Officer, serves as BCRH’s Chief Financial Officer, and Christopher Harris, the Company’s Chief Executive Officer, serves as Chairman of BCRH.

As a result, our officers, BCML and Blue Water Re may have conflicts of interest between their duties to Montpelier and their duties to the BCGR Listed Fund and BCRH and its subsidiaries.

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

In connection with this transaction, we have either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011.  These protections were effected through the following arrangements, each of which became effective as of the closing date:

(i)                       we amended and increased the MUSIC Quota Share from 75% to 100%, which had the effect of ceding the majority of MUSIC’s unearned premiums at December 31, 2011 to Montpelier Re;

(ii)                    we entered into a Loss Development Cover (the “Loss Development Cover”) with MUSIC, which had the effect of ensuring that MUSIC’s net loss and LAE reserves relating to retained business written on or prior to December 31, 2011 (that business not otherwise covered by the MUSIC Quota Share) remain adequate. Under the Loss Development Cover, any future adverse development associated with such retained reserves will be protected by Montpelier Re and any future favorable development associated with such retained reserves will benefit Montpelier Re; and

(iii)                 we provided Selective with an indemnification which had the effect of guaranteeing each of the contractual arrangements (those with MUSIC and/or Selective) of Montpelier Re U.S. Holdings Ltd., as MUSIC’s seller, and Montpelier Re, as MUSIC’s primary reinsurer.

During the years ended December 31, 2014, 2013 and 2012, we assumed $(0.1) million, $0.5 million and $2.5 million of MUSIC’s premium writings, respectively, which primarily represented audit premiums and other premium adjustments relating to policies written on or prior to December 31, 2011. We may be required to assume additional MUSIC premium writings in future periods, but we do not expect such additional writings to be significant.

As of December 31, 2014 and 2013, Montpelier Re had remaining loss and LAE reserves of $19.3 million and $31.2 million, respectively, under the MUSIC Quota Share.

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

As of December 31, 2014, MUSIC’s remaining gross loss and LAE reserves relating to business underwritten by General Agents prior to the MUSIC Acquisition (the “Acquired Reserves”) were not significant and, as protection against these liabilities, MUSIC continues to hold a GAINSCO-maintained trust deposit and reinsurance recoverables from third-party reinsurers rated “A-” or better by A.M. Best, which collectively support the Acquired Reserves. In addition, the Company has the benefit of a full indemnity from GAINSCO (the “GAINSCO Indemnity”) covering any adverse development from its past business.

If the remaining Acquired Reserves were to develop unfavorably in the future and the trust deposits and reinsurance recoverables held by MUSIC ultimately prove to be insufficient, these liabilities would become MUSIC’s liability and MUSIC would be entitled to reinsurance protection from us under the Loss Development Cover. If this adverse development were to occur and we were unable to recover such losses under the GAINSCO Indemnity, these liabilities, which are not significant, would become our responsibility.

RATINGS

Financial Strength Ratings

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders.  Therefore, ceding companies often require reinsurers to have, and to maintain, strong financial strength ratings as assurance that their claims will be paid.  Montpelier Re and Syndicate 5151 (in common with all Lloyd’s syndicates) each has financial strength ratings from one or more independent rating agencies, as outlined below.

The financial strength ratings of Montpelier Re and Syndicate 5151 are not evaluations directed to the investment community with regard to Common Shares, Preferred Shares or debt securities or a recommendation to buy, sell or hold such securities. Montpelier Re and Syndicate 5151’s financial strength ratings may be revised or revoked at the sole discretion of the independent rating agencies.

Montpelier Re

Montpelier Re is currently rated “A” by A.M. Best (Excellent, with a stable outlook), “A-” by Standard & Poor’s (Strong, with a stable outlook) and “A” by Fitch Ratings Ltd. (Strong, with a negative outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A-” is the seventh highest of twenty-one Standard & Poor’s financial strength ratings and “A” is the sixth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

Syndicate 5151

Syndicate 5151, as is the case with all Lloyd’s syndicates, benefits from Lloyd’s central resources, including the Lloyd’s brand, its network of global licenses and the Lloyd’s New Central Fund.  Pursuant to the byelaws of the Society of Lloyd’s, the Lloyd’s New Central Fund is obligated to meet any valid claim that cannot be met by the resources of the liable member. As all Lloyd’s policies are ultimately backed by this common security, the Lloyd’s single market rating is applied to all syndicates, including Syndicate 5151, equally.  Lloyd’s is currently rated “A” by A.M. Best (Excellent, with a stable outlook), “A+” by Standard & Poor’s (Strong, with a stable outlook) and “AA-” by Fitch Ratings Ltd. (Very Strong, with a stable outlook).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A+” is the fifth highest of twenty-one Standard & Poor’s financial strength ratings and “AA-” is the fourth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

Blue Water Re and Blue Capital Re

Blue Water Re and Blue Capital Re do not operate with a financial strength rating and, alternatively, each fully-collateralizes its reinsurance obligations.

Enterprise Risk Management (“ERM”) Rating

Our ERM infrastructure consists of the methods and processes we utilize in order to prudently manage risk in the achievement of our objectives. We consider ERM to be a key process within our organization as it helps us to identify potential events that may affect us, to quantify, evaluate and manage the risks to which we are exposed and to provide reasonable assurance regarding the achievement of our objectives. ERM is managed by our senior management under the oversight of the Board and is implemented by personnel across our organization.

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

Competition in the insurance and reinsurance industry has increased over the past several years and may increase further, either as a result of capital provided by new entrants or of the commitment of additional capital by existing insurers or reinsurers. In addition, alternative products, such as the collateralized reinsurance contracts that we and others write and the insurance-linked securities that we and others may invest in, may also provide increased capacity. Continued increases in the supply of property reinsurance may have adverse consequences for us and for the property catastrophe industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms, which could adversely impact our growth and profitability.

REGULATION AND CAPITAL REQUIREMENTS

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. The Company, Montpelier Re, Blue Water Re, Blue Capital Re and Blue Capital Re ILS are regulated by the Bermuda Monetary Authority (the “BMA”). BCML is licensed and supervised by the BMA and is a registered investment advisor with the SEC. MAL is subject to regulation by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”), each of which is a successor to the former U.K. Financial Services Authority.  MAL and MCL are regulated by Lloyd’s.  MUI is subject to approval by Lloyd’s as a Coverholder for Syndicate 5151.

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA.  In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose at any time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

The Insurance Act is currently proposed to be amended by the Insurance Amendment Act 2014 (the “Insurance Amendment Act”).  Once in force, the Insurance Amendment Act will make the following material amendments to the Insurance Act: (i) the BMA may take certain intervention actions where it appears that the business of an insurer is being conducted in such a manner that the insurer will be unable to meet its obligations to policyholders; (ii) includes an additional material change that would require an insurer to notify the BMA in writing, where an insurer effects the sale of an insurer; (iii) increases the time period from 14 days to 30 days following a notification of a material change by an insurer within which the BMA must either notify the insurer that it has no objection to the proposed material change or that the period has lapsed without the BMA having issued a notice of objection to such material change; (iv) extends the restriction that applies to a Class 3B and a Class 4 insurer to not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus without the consent of the BMA to include Class 3A insurers; and (v) provides that an insurer will be required to file a declaration of compliance signed by two directors together with its statutory financial statements declaring whether or not the insurer has: (A) complied with all requirements of the minimum criteria available to it; (B) complied with the minimum margin of solvency as of its financial year-end; (C) complied with applicable enhanced capital requirements as of its financial year end; and (D) where a license is issued by the BMA subject to limitations, restrictions or conditions it has observed such limitations, restrictions or conditions. Where the insurer has failed to comply with these requirements it shall, at the time it delivers the declaration of compliance, give the BMA details of such failure in writing.

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance and reinsurance companies.  As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer or reinsurer is used to determine the limitations and specific requirements that may be imposed.  Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of audited financial statements, and, as appropriate, meeting with senior management during onsite visits.

Regulatory Framework

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

The Insurance Act distinguishes between insurers and reinsurers carrying on long-term business, general business (everything except life, annuity and certain types of accident and health insurance) and special purpose business. There are six general business classifications for insurers ranging from Class 1 (pure captives) to Class 4 (very large commercial underwriters).

Montpelier Re is registered with the BMA as a Class 4 insurer, meaning that it is licensed to write a broad array of insurance and reinsurance contracts.  Class 4 insurers are subject to greater regulatory stringency than other classes of Bermuda insurers and have substantial capital and surplus requirements.

Blue Capital Re is registered with the BMA as a Class 3A insurer.  As a result of the approvals received from the BMA and the terms of its business plan, Blue Capital Re’s insurance and reinsurance contracts must be fully-collateralized. Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements. The total annual net premiums from unrelated business written by Blue Capital Re may, in the future, exceed $50.0 million, the maximum amount of total annual net premiums currently permitted by a Class 3A insurer, however, Blue Capital Re has obtained a waiver from the BMA so that it may remain a Class 3A insurer at all times, even if it writes more than $50.0 million in total annual net premiums from unrelated business.

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

Blue Water Re and Blue Capital Re each maintains its principal office at Montpelier House, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda.  The Board of Directors of each company has appointed BCML as its principal representative and the BMA has approved the respective appointments.

Loss Reserve Specialist

The Company is required to submit annually an opinion of its loss reserve specialist with respect to its consolidated loss and loss expense provisions.  The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA.

Montpelier Re is also required to submit annually an opinion of its approved loss reserve specialist with its annual statutory financial return in respect of its stand-alone loss and LAE provisions.

Blue Water Re and Blue Capital Re are not currently required to obtain an opinion from a loss reserve specialist in respect of their stand-alone loss and LAE provisions.

Cancellation of Insurer’s Registration

The BMA may revoke or suspend an insurer’s license in certain circumstances, including circumstances in which: (i)  false, misleading or inaccurate information has been supplied to the BMA by the insurer or on its behalf; (ii) the insurer has ceased to carry on business; (iii) the insurer has persistently failed to pay fees due under the Insurance Act; (iv) the insurer has failed to comply with a condition attached to its registration or with an applicable requirement of the Insurance Act; (v) the insurer is convicted of an offense against a provision of the Insurance Act; (vi) in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles; or (vii) any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled.

Annual Statutory Financial Statements and Return; Independent Approved Auditor

The Insurance Act generally requires all insurers to: (i) prepare annual statutory financial statements and returns; and (ii) appoint an independent auditor who will annually audit and report on such financial statements and returns. The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor.

Montpelier Re submits audited statutory financial statements and a statutory financial return with the BMA annually.

Each of Blue Water Re and Blue Capital Re has filed an application under the Insurance Act to have the requirement to file audited statutory financial statements and statutory financial returns annually with the BMA waived, and each has obtained such a waiver from the BMA.  However, Blue Capital Re and Blue Water Re are each required to file annual audited GAAP financial statements with the BMA.

The independent auditor of Montpelier Re, Blue Water Re and Blue Capital Re has been approved by the BMA.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Relevant assets include, but are not limited to, cash and cash equivalents, investments, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding companies. Relevant liabilities include, but are not limited to, loss and LAE reserves, other liabilities, letters of credit and guarantees.

Montpelier Re and Blue Capital Re, as Class 4 and 3A insurers, respectively, are subject to the foregoing minimum liquidity ratio requirements.  Blue Water Re, as a Special Purpose Insurer, is not subject to the foregoing minimum liquidity ratio requirements.

Minimum Solvency Margin

The Insurance Act provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.

The minimum solvency margin that must be maintained by Montpelier Re, as a Class 4 insurer is the greatest of: (i) $100.0 million; (ii) 50% of net premiums written; (iii) 15% of net undiscounted aggregate loss and loss expense provisions and other insurance reserves; and (iii) 15% of net undiscounted aggregate loss and loss expense provisions and other insurance reserves.

There is no minimum solvency margin that must be maintained by Blue Water Re, as a Special Purpose Insurer, provided that the value of its assets exceeds the value of its liabilities.

The minimum solvency margin that must be maintained by a Class 3A insurer is the greatest of: (i) $1.0 million; (ii) 20% of net premiums written where such net premiums do not exceed $6.0 million and $1.2 million plus 15% of net premiums written where such net premiums exceed $6.0 million; (iii) 15% of net undiscounted aggregate loss and loss expense provisions and other insurance reserves; and (iv) 25% of the insurer’s enhanced capital requirement.  However, an insurer may file an application under the Insurance Act to waive the aforementioned requirements.  Blue Capital Re has obtained such a waiver from the BMA so that its minimum solvency margin shall remain at $1.0 million at all times, so long as: (i) Blue Capital Re only enters into contracts of reinsurance that are fully-collateralized; and (ii) each transaction represents no material deviation from the original business plan filed with BMA at the time of Blue Capital Re’s registration.

Enhanced Capital Requirement (“ECR”)

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”), which mandate that a Class 4 insurer calculate its enhanced capital requirements (“ECR”) at the end of its relevant year by reference to either: (i) the BMA’s model set out in Schedule 1 to the Rules, a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital dedicated to their business (termed the Bermuda Solvency Capital Requirement or “BSCR”); or (ii) where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, an internal capital model approved by the BMA.

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

The BMA has also introduced a three-tiered capital system for Class 4 insurers designed to assess the quality of capital resources that an insurer has available to meet its capital requirements.  The system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics, with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 or Tier 3 Capital. Only Tier 1 and Tier 2 Capital may be used to support an insurer’s minimum solvency margin.  Certain percentages of each of Tier 1, 2 and 3 Capital may be used to satisfy an insurer’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet an insurer’s capital requirements.

The Rules introduced a regime that requires Class 4 insurers to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”).  The CISSA will allow the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process. The Rules also introduced a Catastrophe Risk Return, which must be filed annually with the BMA, which assesses an insurer’s reliance on vendor models in assessing its catastrophe exposure.

As a Class 4 insurer, Montpelier Re is subject to the foregoing ECR requirements.

Class 3A insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the BSCR - Small and Medium-Sized Entities model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class 3A insurer is required to disclose the makeup of its capital in accordance with the BMA’s 3-tiered capital system.

An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived. In this instance, Blue Capital Re has obtained such a waiver from the BMA.

Blue Water Re, as a Special Purpose Insurer, is not subject to the foregoing ECR requirements.

Restrictions on Dividends and Distributions

In addition to the requirements under the Companies Act 1981, as amended (the “Companies Act”), which are discussed below, the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re and Blue Capital Re.

Montpelier Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, ECR or minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach.  The declaration of dividends in any financial year that would exceed 25% of Montpelier re’s prior year-end statutory capital and surplus also requires the approval of the BMA.  Additionally, annual distributions by either Montpelier Re or Blue Capital Re that would result in a reduction of the distributing company’s prior year-end balance of statutory capital (defined as its statutory capital and surplus less its statutory earnings retained) by more than 15% also require the approval of the BMA.

If any of Montpelier Re, Blue Capital Re or Blue Water Re were to fail to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.

The Companies Act further limits the Company’s, BCRH’s, Montpelier Re’s, Blue Water Re’s, Blue Capital Re’s and Blue Capital Re ILS’ ability to pay dividends and make distributions to their shareholders. None of these entities is permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.

Reduction of Capital

Neither Montpelier Re nor Blue Capital Re may reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received BMA approval. Total statutory capital consists of the insurer’s paid-in share capital, its contributed surplus (sometimes called additional paid-in capital) and any other fixed capital designated by the BMA as statutory capital.

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

If it appears to the BMA that: (i) there is a risk of the insurer or designated insurer becoming insolvent; (ii) the insurer or designated insurer is in breach of the Insurance Act; (iii) any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act are not or have not been fulfilled in respect of a registered insurer; (iv) a person has become a Controller (which for this purpose means a managing director, chief executive or other person in accordance with whose directions or instructions the directors of an insurer are accustomed to act, including any person who holds 10% or more of the shares carrying rights to vote at any general meeting, or is entitled to exercise 10% or more of the voting shares or voting power or is otherwise able to exercise a significant influence over the management of an insurer) without providing the BMA with the appropriate notice or in contravention of a notice of objection; (v) the registered insurer is in breach of its enhanced capital requirement; or (vi) a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as appear desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may also direct the insurer or designated insurer: (i) not to effect further contracts of insurance business; (ii) not to vary any insurance contract when the direction is given if the effect would be to increase the insurer’s liabilities; (iii) not to make any investments of a specified class; (iv) to realize any existing investments of a specified class; (v) to maintain in, or transfer to the custody of, a specified bank assets of the insurer that are specified in the direction; (vi) not to declare or pay any dividends or make other distributions or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a Controller or officer; or (ix) to file a petition for the winding-up of the insurer.

The BMA may also make rules prescribing prudential standards with which the insurer must comply. An insurer may make an application to be exempted from such rules.

Winding-up

The BMA may present a petition for the winding-up of an insurer on the grounds that: (i) the insurer is unable to pay its debts within the meaning of sections 161 and 162 of the Companies Act; (ii) the insurer has failed to satisfy an obligation to which it is or was subject by virtue of the Insurance Act; or (iii) the insurer has failed to satisfy the obligation imposed upon it by section 15 of the Insurance Act as to the preparation of accounts or to produce or file financial statements in accordance with section 17 of the Insurance Act, and that the BMA is unable to ascertain the insurer’s financial position. In addition, if it appears to the BMA that it is expedient in the public interest that an insurer should be wound up, it may present a petition for it to be so wound up if a court thinks it just and equitable for it to be so wound up.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to it. The BMA has also been given powers to assist foreign regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to certain restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation with the foreign regulatory authorities is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Bermuda Insurance Code

The BMA implemented the Insurance Code of Conduct (the “Bermuda Insurance Code”) on July 1, 2010, which was revised in December 2014. The deadline for compliance with the revised Bermuda Insurance Code is July 1, 2015.  The Bermuda Insurance Code contains the duties, requirements and compliance standards to be adhered to by all insurers. The Bermuda Insurance Code stipulates that insurers are to develop and apply policies and procedures capable of assessment by the BMA. The board of directors of an insurer has the responsibility to ensure that the insurer is compliant with the Bermuda Insurance Code.

Group Supervision

The BMA serves as Montpelier’s group supervisor. In this instance, an “insurance group” is defined as a group of companies that conducts insurance business.

Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer in respect of that insurance group for purposes of the Insurance Act (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that an approved group actuary is appointed to provide an opinion as to the adequacy of the insurance group’s insurance reserves as reported in its group statutory financial statements. Montpelier Re has been designated by the BMA to act as Montpelier’s Designated Insurer.

As group supervisor, the BMA performs a number of supervisory functions including: (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures as may be prescribed by or under the Insurance Act; (iv) planning and coordinating through regular meetings held at least annually or by other appropriate means with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

In carrying out its group supervisor functions, the BMA may make rules for: (i) assessing the financial situation and the solvency position of the insurance group and its members; and (ii) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

Other international supervisory authorities are not, at the current time, under any obligation to accept or otherwise rely on the BMA’s determination that it is acting as group supervisor, rather the BMA’s decision defines the scope and extent of the BMA’s interest in Montpelier’s operations group-wide.

Notifications to the BMA

Notification of Material Changes

All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business that is part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of the insurer’s actuarial, risk management and internal audit functions; (vi) outsourcing all or a material part of an insurer’s underwriting activity; or (vii) the transfer, other than by way of reinsurance, of all or substantially all of a line of business; (viii) the expansion into a material new line of business.

No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and, before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or the period has lapsed without the BMA having issued a notice of objection.

Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue a formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination.

Change of Shareholder Controller

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

Certain Other Bermuda Law Considerations

Although the Company, BCRH, Montpelier Re, Blue Water Re, Blue Capital Re and Blue Capital Re ILS are incorporated in Bermuda, each is classified as non-resident for exchange control purposes by the BMA. Pursuant to their non-resident status, each of these entities may engage in transactions in currencies other than Bermuda dollars, and there are no restrictions on their ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda.

BCML is licensed and supervised by the BMA as an investment manager and an insurance agent/manager. BCML is not subject to any material minimum solvency requirements.

Each of the Company, BCRH, BCML, Montpelier Re, Blue Water Re, Blue Capital Re and Blue Capital Re ILS is incorporated in Bermuda as an “exempted company.”  Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda.  As a result, the Company, BCRH, BCML, Montpelier Re, Blue Water Re, Blue Capital Re and Blue Capital Re ILS are each exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that required for their businesses and held by way of lease or tenancy for a term of not more than 50 years, or, with the consent of the Minister of Economic Development, that which is used to provide accommodations or recreational facilities for their officers and employees and is held by way of lease or tenancy for a term of not more than 21 years) without the express authorization of the Bermuda legislature; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the relevant Ministers; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities; or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Economic Development.

Each of Montpelier Re, Blue Water Re and Blue Capital Re is a licensed insurer in Bermuda, and so each may carry on activities from Bermuda that are related to and in support of its insurance business.

The Company has the consent of the Minister of Finance to carry on restricted business under the Companies Act, which means it may: (i) operate a financial institution within the meaning of the Bermuda Monetary Authority Act 1969 and other institutions that are investment funds or persons registered as insurers or insurance managers under the Insurance Act; (ii) provide by way of business to the general public various professional services; or (iii) acquire land or hold land other than land required for its business.

Exempted companies, such as the Company, BCRH, Montpelier Re, Blue Water Re, Blue Capital Re and Blue Capital Re ILS must comply with Bermuda resident representation provisions under the Companies Act. Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972 and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA’s policy dated June 1, 2005 provides that whenever any equity securities of a Bermuda company, which would include Common Shares, are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of such company from and to a non-resident, for as long as any equity securities of such company remain so listed.  This general permission also currently applies to the Company’s Preferred Shares, which are not considered to be equity securities pursuant to the BMA’s policy.

Notwithstanding the above general permission, the Company has applied for and received permission from the BMA to, subject to the Company’s Common Shares being listed on an appointed stock exchange, issue, grant, create, sell and transfer freely its Common Shares, its Preferred Shares and certain of its investment securities to and among persons who are either resident or non-resident of Bermuda for exchange control purposes.

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

The PRA, which is a subsidiary of the Bank of England, is responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers, Lloyd’s managing agents and investment banks. Specifically, the PRA has responsibility for promoting the safety and soundness of Lloyd’s and its members taken together, including the Lloyd’s New Central Fund, and the prudential regulation of managing agents.

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

The PRA and the FCA have established a supervisory college for oversight of Lloyd’s and maintain arrangements with Lloyd’s in support of its vestigial regulatory activities. They also have powers of direction over Lloyd’s and are expected to consult with each other in the exercise of such powers.  Accordingly, the PRA, the FCA and the Council of Lloyd’s have entered into cooperation arrangements which deal with instances where regulators might need to cooperate over the supervision of firms that are subject the jurisdiction of all three bodies. These arrangements seek to minimize duplication of supervision and provide clarity to regulated firms over which regulator will lead in specific circumstances.

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

MCL, Syndicate 5151’s corporate underwriting member at Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Syndicate 5151’s stamp capacity for 2014, 2013 and 2012 was £180 million.

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

At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. In the case of Syndicate 5151, MAL carries out an annual syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the PRA under the Individual Capital Adequacy Standards regime in force.  Lloyd’s has also anticipated the arrival of the Solvency II regime across Europe by mandating that each syndicate calculates a Solvency II Solvency Capital Requirement (“SCR”), utilizing MAL’s own internal model equivalent to the forthcoming Solvency II principles.  Both the ICA and SCR evaluate the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assess the amount of capital that syndicate members should hold against those risks.

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

Syndicate 5151’s contribution to the Lloyd’s New Central Fund, which is available to satisfy claims if a member of Lloyd’s is unable to meet its obligation to policyholders and is funded annually by members, was determined by Lloyd’s to be 0.5% of Syndicate 5151’s written premiums with respect to 2014, 2013 and 2012.  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary.

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

U.S. Regulation

BCML

BCML is subject to registration and supervision by the SEC as a registered investment advisor but is not subject to any minimum solvency requirements.

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

A number of states in the U.S. have considered reducing their collateral requirements for risks ceded to financially sound non-U.S. reinsurers.  Montpelier Re is currently authorized to post reduced collateral with respect to certain risks ceded from insurers domiciled in Florida and New York. Montpelier Re also intends to take advantage of reduced collateral statutes as and when they may be adopted in other states.

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

Solvency II

Solvency II is a fundamental review of the capital adequacy regime for the European Union (“EU”) insurance industry. It establishes a revised set of EU-wide capital requirements and risk management standards that will replace the solvency requirements currently in effect in member states. Solvency II’s implementation date is January 1, 2016.

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

EMPLOYEES

As of December 31, 2014, we had 185 full-time employees worldwide. None of our employees is subject to a collective bargaining agreement and we know of no current efforts to implement such agreements.

AVAILABLE INFORMATION

We are subject to the informational reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  In accordance therewith, we file reports, proxy statements and other information with the SEC. These documents are electronically available at www.montpelierre.bm and www.sec.gov at the same time they are filed with or furnished to the SEC. They are also available to copy or view at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. For further information call 1-800-SEC-0330.  In addition, our Code of Conduct and Ethics as well as the various charters governing the actions of certain of our Committees of the Board, including our Audit Committee and our Compensation and Nominating Committee (the “Compensation Committee”) charters, are available at www.montpelierre.bm.  Updates to, as well as waivers of, our Code of Conduct and Ethics will also be made available on our website. Our website is not part of this report and nothing from our website shall be deemed to be incorporated into this report.

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

We manage certain key quantifiable risks using a combination of CATM®, various third-party models and underwriting judgment.  We focus on tracking exposed contract limits, estimating the potential impact of a single natural catastrophe event and simulating our yearly net operating results to reflect aggregate underwriting and investment risk.  Accordingly, if our assumptions are materially incorrect, the losses we might incur from an actual catastrophe could be significantly higher than our expectation of losses generated from modeled catastrophe scenarios and, as a result, such losses could have a material adverse affect on our financial condition and results of operations.

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

Montpelier Re and Syndicate 5151 may not maintain their favorable financial strength ratings, which could have a material and adverse affect on our financial condition and results of operations and our ability to conduct business.

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

Rating agencies periodically evaluate us to determine whether we continue to meet the criteria of the ratings previously assigned to us.  A downgrade or withdrawal of Montpelier Re’s or Lloyd’s financial strength ratings could limit or prevent Montpelier Re or Syndicate 5151 from writing new insurance or reinsurance contracts or renewing existing contracts, which could have a material adverse effect on our financial condition and results of operations.

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

We market our reinsurance worldwide primarily through insurance and reinsurance brokers. The majority of our gross premiums written are sourced through a limited number of brokers with Aon Corporation, Marsh & McLennan Companies, Inc., Willis Group Holdings Limited and JLT Group providing a total of 65% of our gross premiums written for the year ended December 31, 2014.

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

BCML provides services to the BCGR Cell (which serves as a segregated account of the Master Fund for the benefit of the BCGR Listed Fund) and to BCRH and its subsidiaries. In addition, Blue Water Re is the sole source of collateralized reinsurance business for the BCGR Cell and is a significant source of business for BCRH and its subsidiaries.  As of December 31, 2014, Montpelier owned 25.1% of the BCGR Listed Fund’s ordinary shares and 33.3% of BCRH’s outstanding common shares, with third-party “non-controlling” investors owning the remainder.

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

In addition, William Pollett, the Company’s Chief Corporate Development and Strategy Officer and Treasurer, serves as a director and the Chief Executive Officer of BCRH, Michael Paquette, the Company’s Chief Financial Officer, serves as BCRH’s Chief Financial Officer and Christopher Harris, the Company’s Chief Executive Officer, serves as Chairman of BCRH.

As a result, certain of our officers, BCML and Blue Water Re may have conflicts of interest between their duties to Montpelier and their duties to the BCGR Listed Fund and BCRH and its subsidiaries.

The Audit Committee considers each of our related party arrangements and transactions and is made aware of actual or potential conflicts of interest that result from our relationship with the BCGR Listed Fund and BCRH and its subsidiaries.

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

If one or more of our reinsurers is unable or unwilling to honor their obligations to us, our inability to collect amounts due to us could have a material adverse effect on our financial condition and results of operations.

We are subject to loss settlements made by ceding companies, which could materially adversely affect our performance.

When we enter into reinsurance contracts, all loss settlements made by a ceding company, provided they are within the terms of the underlying policies and within the terms of the relevant contract, will be unconditionally binding upon us. While we believe that the ceding companies will settle such claims in good faith, we are bound to accept the claims settlements agreed to by the ceding companies. Under the underlying policies, each ceding company bears the burden of proving that a contractual exclusion applies to a loss, and there may be circumstances where the facts of a loss are insufficient to support the application of an exclusion. In such circumstances, we assume such losses under the reinsured policies, which could materially adversely affect our performance.

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

Our investment portfolio consists of fixed maturity investments, equity securities and other investments. We also invest in various investment-related derivatives and short investment positions. Our primary investment focus is to maximize risk-adjusted total returns while maintaining adequate liquidity.  Since investing entails substantial risks, we cannot assure you that we will achieve our investment objectives and our investment performance may vary substantially year-to-year.

The value of our investments and our investment-related derivatives can be significantly affected by the performance of our investment managers and can be further impacted by fluctuations in interest rates, foreign currencies, issuer and counterparty credit concerns and volatility in financial markets. Our investments and investment-related derivatives are sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, the financial position of issuers and financial guarantors of investment securities and other factors beyond our control.

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

Although worldwide capital markets have largely improved since the events of 2008, they remain volatile due to uncertainty over the availability and cost of credit, inflation, deflation, real estate and mortgage markets, risks associated with global sovereign entities (including emerging markets), the effects of changes in the monetary policies of global sovereign entities, crude oil prices, the stability of banks and other financial institutions, solvency risks of state and local municipalities and stresses evident in European markets. In addition, continued political friction in the U.S. over debt and spending thresholds and revenue policy could result in a further downgrade of its credit rating, which could adversely impact worldwide capital markets.

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

Technology breaches or failures, including, but not limited to, those resulting from a malicious cyber attack on us, our business partners or our service providers, could disrupt or otherwise negatively impact our business.

We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business.  Furthermore, a significant portion of the communications between our employees and our business, banking and investment partners depends on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural and man-made disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.

We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed and/or stored in such systems, and we periodically employ third parties to evaluate, test and enhance the adequacy of such systems, controls and procedures.  In addition, we have established a comprehensive business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems.  Our business continuity plan is routinely tested and evaluated for adequacy.  Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business, including our reputation in the insurance and reinsurance marketplace.

It is possible that insurance policies we have in place would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems. Furthermore, we have not secured insurance coverage designed to specifically protect us from an economic loss resulting from such events.

Although we have never experienced any known or threatened cases involving unauthorized access to our information technology systems or unauthorized appropriation of the data contained within such systems, we have no assurance that such technology breaches will not occur in the future.

The Company is dependent upon dividends or distributions from its operating subsidiaries and affiliates.

The Company (as a holding company) has no substantial operations of its own and relies primarily on cash dividends and/or distributions from its operating subsidiaries and affiliates to pay its operating expenses, interest on its debt and dividends to its holders of Common Shares and Preferred Shares. Furthermore, our insurance and reinsurance subsidiaries are highly regulated by authoritative bodies in Bermuda and the U.K. and the various laws and regulations to which they are subject in these jurisdictions limit the declaration and payment of dividends and/or distributions to their parent.

The Companies Act limits the Company’s, BCRH’s, Montpelier Re’s, Blue Water Re’s, Blue Capital Re’s and Blue Capital Re ILS’ ability to pay dividends and/or distributions to their respective shareholders in that none of the Company, BCRH, Montpelier Re, Blue Water Re, Blue Capital Re or Blue Capital Re ILS is permitted to declare or pay a dividend or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.

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

Our insurance and reinsurance operations are subject to regulation under the laws of Bermuda, the U.S. and the U.K. Governmental agencies have broad administrative power to regulate many aspects of our business, which may include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders and insurance laws and regulations can impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves.

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

•                              on January 12, 2015, TRIA was reauthorized through December 31, 2020. TRIA was enacted in 2002 to: (i)  establish a system of sharing of losses from terrorist attacks between the private insurance industry and the U.S. government; and (ii) to regulate the terms of insurance relating to terrorism coverage.  See “Other Specialty - Treaty” contained in Item 1 herein; and

•                              Solvency II, a fundamental review of the capital adequacy regime for the EU insurance industry, aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the solvency requirements currently in effect in member states.  Whereas we do not currently believe that we will experience a material change in the overall capital requirements of Montpelier Re or Syndicate 5151 as a result of the implementation of Solvency II, our general and administrative expenses have been, and will continue to be, adversely affected by the additional reporting and administrative burdens of this initiative. See “Solvency II” contained in Item 1 herein.

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

Our Preferred Shares are equity interests and do not constitute indebtedness. As a result, holders of our Preferred Shares may be required to bear the financial risks of an investment in an equity interest for an indefinite period of time. In addition, Preferred Shares will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation.  As of December 31, 2014, the face value of our long-term debt was $400.0 million, and we may incur additional debt in the future. Our existing and future indebtedness may restrict payments of dividends on Preferred Shares. Additionally, unlike debt, where principal and interest would customarily be payable on specified due dates, in the case of Preferred Shares: (i) dividends are payable only if declared by the Board (or a duly authorized committee of the Board); and (ii) we are subject to certain regulatory and other constraints affecting our ability to pay dividends and make other payments.

The voting rights of holders of our Common Shares and Preferred Shares are limited.

Our bye-laws provide that, if any person beneficially owns or is deemed to beneficially own directly, indirectly or constructively (within the meaning of Section 958 of the U.S. Internal Revenue Code), more than 9.5% of Common Shares, the voting rights attached to such Common Shares will be reduced so that such person may not exercise and is not attributed more than 9.5% of the total voting rights.  In addition, our bye-laws provide that if any U.S. person acquires actual knowledge that such person owns, directly or indirectly, 9.0% or more of our Common Shares or the common shares of our affiliates, such person must deliver notice to us within 10 days of acquiring such knowledge.

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

Risks Related to Taxation

Our Bermuda operating companies may be subject to U.S. tax.

The Company, BCRH, Montpelier Re, Blue Water Re, Blue Capital Re and Blue Capital Re ILS currently intend to conduct substantially all of their operations in Bermuda in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for U.S. federal income tax purposes, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend, perhaps successfully, that the Company, BCRH, Montpelier Re, Blue Water Re, Blue Capital Re and/or Blue Capital Re ILS is subject to taxation in the U.S.  A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under a tax treaty.

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

Sections 1471 through 1474 of the U.S. Internal Revenue Code, commonly referred to as the Foreign Account Tax Compliance Act (“FATCA”), recently imposed a reporting regime and a 30% withholding tax (“FATCA Withholding”) with respect to certain payments occurring after June 30, 2014, to a non-U.S. entity that is not otherwise excepted from FATCA Withholding and does not comply with FATCA disclosure requirements.

In December 2013, Bermuda entered into a Model 2 intergovernmental agreement with the U.S. (the “Bermuda IGA”) to implement FATCA with respect to Bermudian institutions. The Bermuda IGA generally requires financial institutions in Bermuda to register with the IRS and to identify and annually report key information about U.S. persons directly to the IRS.

While the Company is excepted from FATCA Withholding as a non-financial foreign entity that is publicly traded, certain of its wholly-owned subsidiaries are classified as Foreign Financial Institutions (“FFIs”) under the regime. Some of the Company’s subsidiary FFIs are required to register, and have registered, with the IRS to obtain Global Intermediary Identification Numbers (“GIINs”).  As a result of these registrations and the completion of ongoing reporting requirements for FFIs that hold GIINs, the Company believes that it is currently in compliance with the Bermuda IGA and FATCA.

If we are found not to be in compliance with FATCA, we may be subject to FATCA Withholding on all, or a portion of all, payments received by us, directly or indirectly, from U.S. sources or in respect of U.S. assets, including premiums owed to us in respect of U.S. sourced risks, and, beginning in 2017, the gross proceeds on the sale or disposition of certain U.S. assets.  Any such withholding imposed on us would reduce the amounts available to us to make payments to our shareholders.

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

FATCA and the impact of the Bermuda IGA are particularly complex and you should consult your own tax advisors to obtain a more detailed explanation of FATCA and the Bermuda IGA and to learn how they might affect you in your particular circumstances.

We may become subject to income and other taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our financial condition.

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

Item 2.         Properties

We lease office space in Pembroke, Bermuda, where the Company’s Bermuda operations and BCRH and its subsidiaries are located.  We lease office space in London, U.K. where the Company’s U.K. operations are located.  We lease office space in Woburn, Massachusetts, Chicago, Illinois and Hanover, New Hampshire where the Company’s U.S. operations are located.

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

Other than the Tribune litigation referred to above, we had no other unresolved legal proceedings, other than those in the normal course of our business, at December 31, 2014.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol MRH and the Bermuda Stock Exchange under the symbol MRH BH.  The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during 2014 and 2013 is presented below:

	2014		2013
	High	Low	High	Low
Quarter ended:
December 31	$37.63	$36.18	$29.50	$25.65
September 30	32.63	32.24	27.38	24.38
June 30	32.27	31.89	27.50	23.91
March 31	29.95	29.65	26.46	23.14

Registered Holders of Common Shares

As of February 20, 2015, we had 85 registered holders of Common Shares.

Dividends Declared on Common Shares

During 2014 and 2013, we declared quarterly cash dividends totaling $0.65 and $0.47 per Common Share, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2014, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders - 2012 LTIP (1)	1,506,764	—	2,142,928
Equity compensation plans approved by shareholders - 2007 LTIP (2)	14,000	—	—
Total	1,520,764	—	2,142,928

(1)   The Company’s Long-Term Incentive Plan (the “2012 LTIP”), which was approved by the Company’s shareholders in May 2012, permits the issuance of up to 4,700,000 Common Shares to selected Montpelier employees, non-employee directors and consultants.  If any award granted under the 2012 LTIP: (i) is subsequently forfeited, expires, terminates or is canceled without delivery of the Common Shares underlying such award; (ii) is settled in cash; or (iii) is partially surrendered in payment of any taxes or social security (or similar) liabilities required to be withheld in respect of an award granted under the 2012 LTIP, then the number of Common Shares subject to such award will not be treated as issued and will not reduce the aggregate number of Common Shares that may be delivered pursuant to awards granted under the 2012 LTIP.

Incentive awards that may be granted under the 2012 LTIP consist of restricted share units (“RSUs”), restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards.

As of December 31, 2014, the only incentive awards outstanding under the 2012 LTIP were RSUs.

(2)   Represents outstanding RSU awards issued under the Company’s former Long-Term Incentive Plan (the “2007 LTIP”), which was approved by the Company’s shareholders on May 23, 2007 and expired on May 23, 2011.

As of December 31, 2014, the only incentive awards outstanding under the 2007 LTIP were RSUs.

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

Performance Graph

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in Common Shares as of January 1, 2010, assuming reinvestment of dividends and distributions.  Cumulative returns for the five-year period ended December 31, 2014 are also shown for the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Property & Casualty Insurance Index (“S&P 500 P&C”) for comparison.

The returns presented below are based on historical results and are not intended to suggest future performance.

	Year Ended December 31,
Company/Index	2009	2010	2011	2012	2013	2014
Montpelier Re Holdings Ltd. Common Shares	$100	$118	$107	$141	$182	$229
S&P 500	100	115	117	136	180	205
S&P 500 P&C	100	109	109	131	180	209

Issuer Purchases of Common Shares

The following table provides information with respect to the Company’s repurchases of Common Shares during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2014	965,634	$31.72	965,634
November 1 - November 30, 2014	39,459	32.44	39,459
December 1 - December 31, 2014	—	—	—
Total	1,005,093	$31.75	1,005,093	$281,737,898

(1)         On November 14, 2014, the Board increased the Company’s existing share repurchase authorization by $200.0 million to a total of $281.7 million.  There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Item 6.         Selected Financial Data

Selected consolidated statement of operations data, ending consolidated balance sheet data and share data for each of the five years ended December 31, 2014, follows:

	Year Ended December 31,
(Millions, except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues (a)	$691.1	$573.6	$757.2	$720.9	$748.4
Expenses (b)	(445.8)	(363.1)	(529.3)	(836.7)	(537.7)
Income (loss) before income taxes	245.3	210.5	227.9	(115.8)	210.7
Income tax benefit (provision)	2.7	0.1	(0.3)	0.6	1.3
Net income (loss)	248.0	210.6	227.6	(115.2)	212.0
Net income attributable to non-controlling interests (c)	(24.1)	(6.1)	—	—	—
Net income (loss) available to the Company	223.9	204.5	227.6	(115.2)	212.0
Dividends declared on Preferred Shares (d)	(13.3)	(13.3)	(13.3)	(9.1)	—
Net income (loss) available to the Company’s common shareholders	$210.6	$191.2	$214.3	$(124.3)	$212.0
Balance Sheet Data:
Total assets	$3,629.1	$3,758.5	$3,810.1	$3,499.5	$3,219.4
Loss and LAE reserves	775.7	881.6	1,112.4	1,077.1	784.6
Debt (e)	407.3	399.2	399.1	327.8	327.7
Preferred shareholders’ equity (d)	150.0	150.0	150.0	150.0	—
Common shareholders’ equity available to the Company (f)	1,498.2	1,492.1	1,479.4	1,399.3	1,628.8
Non-controlling interests (c)	266.3	244.9	—	—	—
Amounts per Common Share:
Fully converted book value (g)	$33.19	$29.42	$26.14	$22.71	$24.61
Basic and diluted earnings (loss)	4.48	3.61	3.67	(2.01)	2.97
Dividends declared	0.650	0.470	0.430	0.405	0.370

(a)         During 2013 we experienced $49.2 million in net realized and unrealized investment losses.  The net investment losses we experienced in 2013, versus the net gains we experienced in all other years presented, muted our total revenues in that year.

(b)         During 2012 we incurred a $102.8 million net catastrophe loss (not including the benefit of reinstatement premiums, which we record as revenues) from windstorm Sandy. During 2011 we incurred $409.0 million in net losses (not including the benefit of reinstatement premiums) associated with several catastrophic events, including earthquakes in New Zealand and Japan, and Thailand floods.  During 2010 we incurred $135.9 million in net losses (not including the benefit of reinstatement premiums) associated with earthquakes in Chile and New Zealand. The magnitude of these catastrophic events significantly impacted our loss and loss adjustment expenses in those years.

(c)          Represents the interests in the entities included within our Collateralized Reinsurance segment that are attributable to third-party investors.

(d)         In May 2011 we issued the Preferred Shares in the amount of $150.0 million.

(e)          In October 2012  we issued $300.0 million of senior unsecured debt due in 2022 (the “2022 Senior Notes”) and used the majority of the proceeds to fully redeem $228.0 million of outstanding senior unsecured debt due in 2013 (the “2013 Senior Notes”).

(f)           During 2014 we repurchased 6,210,415 Common Shares for $185.9 million.  During 2013 we repurchased 6,590,546 Common Shares for $168.0 million.  During 2012 we repurchased 5,981,589 Common Shares for $120.9 million. During 2011 we repurchased 4,349,302 Common Shares for $82.7 million.  During 2010 we repurchased 16,123,261 Common Shares for $293.8 million.

(g)          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 herein for a description and computation of our fully converted book value per Common Share.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2014, 2013 and 2012 and our financial condition as of December 31, 2014 and 2013.  This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

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

Overview

Summary Financial Results

Year Ended December 31, 2014

We ended 2014 with a fully converted book value per Common Share (“FCBVPCS”) of $33.19, an increase of 15.0% for the year after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS during 2014 was primarily the result of strong underwriting results.  Our comprehensive income available to the Company for 2014 was $221.5 million and our GAAP combined ratio was 65.6%.

Our underwriting results for 2014 benefitted from a low level of net catastrophe losses as well as $151.8 million of prior year favorable loss reserve development. Our investment results for 2014 included $5.4 million of net realized and unrealized investment gains, which were comprised of $14.0 million in net gains from fixed maturities, $1.9 million in net gains from equity securities and $10.5 million in net losses from other investments.

Year Ended December 31, 2013

We ended 2013 with a FCBVPCS of $29.42, an increase of 14.3% for the year after taking into account dividends declared on Common Shares during the period.  The increase in our FCBVPCS during 2013 was primarily the result of strong underwriting results.  Our comprehensive income available to the Company for 2013 was $205.4 million and our GAAP combined ratio was 56.1%.

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

Book Value Per Common Share

The following table presents our computations of book value per Common Share (“BVPCS”) and FCBVPCS as of December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Book value numerator (in millions):

Shareholders’ Equity available to the Company	$1,648.2	$1,642.1	$1,629.4
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	$1,498.2	$1,492.1	$1,479.4

Book value denominators (in thousands):

[B] Common Shares outstanding	43,619	49,274	55,270

RSUs outstanding	1,521	1,449	1,327
[C] Common Shares and RSUs outstanding	45,140	50,723	56,597

BVPCS [A] / [B]	$34.35	$30.28	$26.77
FCBVPCS [A] / [C]	33.19	29.42	26.14

Increase (decrease) in FCBVPCS: (1)

From December 31, 2013	15.0%
From December 31, 2012	31.3%	14.3%
From December 31, 2011	53.0%	33.5%	17.0%

(1)   Computed as the change in FCBVPCS after taking into account dividends declared on Common Shares of $0.65, $0.47 and $0.43 during 2014, 2013 and 2012, respectively.

Our computations of FCBVPCS and the increase in FCBVPCS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

The Company’s increase in FCBVPCS serves as the performance measure for both the portion of our annual employee cash bonuses that are based on Company performance and for our Variable RSU awards in the Initial RSU Period (each as defined on page F-30 of this report). We believe that this performance measure: (i) directly aligns our interests and motivations with those of our stakeholders; and (ii) provides our employees with the ability to easily understand, and identify with, their incentive hurdle, and allows our stakeholders to easily track the Company’s performance with respect to this goal, since we present our calculations of FCBVPCS and the increase in our FCBVPCS in our quarterly earnings releases and our annual and quarterly filings with the SEC.

Executive Overview

We provide customized and innovative insurance and reinsurance solutions to the global market through our underwriting platforms in Bermuda, the U.K. and the U.S. Through our affiliates in Bermuda, we also provide institutional and retail investors with the opportunity to directly invest in global property catastrophe reinsurance risks.

During 2014 each of our operating segments, Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance, experienced strong profitability.  Overall, we achieved a 15.0% increase in our FCBVPCS for the year while returning $215.8 million to holders of our Common Shares through share repurchases and dividends.

In addition, the launch of BCRH on the New York Stock Exchange in November 2013 and the subsequent growth experienced by the BCGR Listed Fund further expanded our presence in the collateralized reinsurance market. These initiatives, as well as the various underwriting partnerships that we continue to successfully develop, served to significantly increase the amount of third-party assets that we manage, enabling us to provide a broader product mix and increased line sizes for select clients.  As of January 1, 2015, Blue Capital® had approximately $790 million of capital under management, of which $625 million represented capital from third-parties.

Looking ahead to 2015, we experienced continued competition during the key January 1, 2015 renewal season, particularly within our Property Catastrophe-Treaty class, due to relatively light industry catastrophe losses experienced since 2012.  As a result, we experienced an overall rate decrease of approximately 6% on the risks we wrote at January 1, 2015.

Despite the competitive market conditions we currently face, through our efforts thus far in 2015, we believe that we have: (i) achieved preferred signings; (ii) maintained strong relationships with our key business partners; and (iii) expanded our product mix.  Further, through the recent reductions to our largest projected exposures from single event losses versus those of a year ago, we have retained the ability to quickly adapt and respond to new market opportunities while continuing our strategic focus on property, marine and other short-tail lines. Given our strong balance sheet, disciplined underwriting and specialist approach, we believe we are positioned to perform well into 2015 and beyond.

Third-Party Fees and Expense Reimbursements

We have entered into specialized quota share reinsurance contracts with third-parties and certain of our affiliates, namely BCRH and the BCGR Listed Fund, with respect to a portion of Montpelier Re’s Property Catastrophe - Treaty book of business, under which we are eligible to receive override and profit commissions.

We record the override and profit commissions associated with specialized quota share reinsurance contracts with third-parties (when earned) as a reduction to our acquisition costs which, in turn, reduces our acquisition cost and overall combined ratios. These benefits totaled $8.4 million, $12.2 million and $10.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.

We record the override and profit commissions associated with specialized quota share reinsurance contracts with BCRH and the BCGR Listed Fund (when earned), as well as the fronting fees, management and performance fees and expense reimbursements we receive as the manager for these entities, as decreases to the net income attributable to non-controlling interests, thereby increasing the net income and comprehensive income available to the Company. These benefits totaled $7.6 million, $3.3 million and zero during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Our January 1, 2015 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of December 31, 2014
	(Millions)	Shareholders’ Equity Available to the Company
U.S. Hurricane:
Mid-Atlantic hurricane	$498	30%
Northeast hurricane	413	25%
Florida hurricane	385	23%
Gulf hurricane	363	22%
Hawaii hurricane	163	10%

U.S. Earthquake:

New Madrid earthquake	$510	31%
California earthquake	361	22%
Northwest earthquake	324	20%

European Windstorm:

Western European windstorm	$409	25%
U.K. & Ireland windstorm	364	22%
Scandinavia windstorm	170	10%

Other Countries:

Japan earthquake	$242	15%
Canada earthquake	218	13%
Australia earthquake	218	13%
Australia cyclone	207	13%
New Zealand earthquake	158	10%
Turkey earthquake	149	9%
Chile earthquake	139	8%
Japan windstorm	118	7%

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

For U.S. earthquake, the regional limits shown are for earthquake ground motion damage only, i.e., they exclude limits for contracts that do not specifically cover earthquake damage but may provide coverage for fire following an earthquake event.  Contracts that provide coverage for multiple regions are included in the totals for each potentially exposed zone; therefore, the limits for a single multi-zone policy may be included within several different zone limits.

These treaty limits are a snapshot of our exposure as of January 1, 2015.  As of that date, New Madrid earthquake represented our largest concentration of net reinsurance treaty limits among the selected zones.  The relative comparison between zones and the absolute level of exposure may change materially at any time due to changes in the composition of our portfolio and changes in our ceded reinsurance program.

Single Event Losses

For certain defined natural catastrophe region and peril combinations, we assess the probability and likely magnitude of losses using a combination of industry third-party models, CATM®and underwriting judgment.  We attempt to model the projected net impact from a single event, taking into account contributions from property catastrophe reinsurance (including retrocessional business), property pro-rata reinsurance, workers compensation catastrophe reinsurance, event-linked derivative securities and individual risk business, offset by the net benefit of any reinsurance or derivative protections we purchase and the benefit of reinstatement premiums.

The projected single event net impact figures also include those single event exposures we have assumed through our investments in BCRH and the BCGR Listed Fund,  but exclude those exposures attributable to non-controlling interests.

There is no single standard methodology or set of assumptions utilized industry-wide in estimating property catastrophe losses.  As a result, it may be difficult to accurately compare estimates of risk exposure among different insurance and reinsurance companies, due to, among other things, underwriting judgment, differences in modeling, modeling assumptions, portfolio composition and concentrations, and selected event scenarios.

The table below details the projected net impact from single event losses as of January 1, 2015 for selected zones at selected return period levels using AIR Worldwide Corporation’s Touchstone 2.0 and CATRADER 16.0, both of which are industry-recognized third-party vendor models.  It is important to note that each catastrophe model contains its own assumptions as to the frequency and severity of loss events, and results may vary significantly from model to model.

Since we utilize a combination of third-party models, CATM® and underwriting judgment to project the net impact from single event losses, our internal projections may be higher or lower than those presented in the table below.

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact (Millions)		Percentage of December 31, 2014 Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year

U.S. Hurricane	$263	$313	16%	19%

European windstorm	219	273	13%	17%

U.S. Earthquake	158	259	10%	16%

(1) A “100-year” return period can also be referred to as the 1.0% occurrence exceedance probability (“OEP”), meaning there is a 1.0% chance in any given year that this level will be exceeded.  A “250-year” return period can also be referred to as the 0.4% OEP, meaning there is a 0.4% chance in any given year that this level will be exceeded.

As of January 1, 2015, our three largest modeled exposures to a single event loss at a 250-year return period were U.S. Hurricane, European Windstorm and U.S. Earthquake.

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

Our single event loss estimates represent snapshots as of January 1, 2015.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, losses incurred and changes in our ceded reinsurance and derivative protections.

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

Results of Operations

Our consolidated financial results for the years ended December 31, 2014, 2013 and 2012 follow:

	Year Ended December 31,
($ in millions)	2014	2013	2012

Gross insurance and reinsurance premiums written	$740.3	$706.0	$735.3
Ceded reinsurance premiums	(89.4)	(102.9)	(119.6)
Net insurance and reinsurance premiums written	650.9	603.1	615.7
Change in net unearned insurance and reinsurance premiums	(5.7)	(3.5)	0.8
Net insurance and reinsurance premiums earned	645.2	599.6	616.5

Net investment income	46.8	64.0	67.1
Net realized and unrealized investment gains (losses)	5.4	(49.2)	82.4
Net foreign currency gains (losses)	9.4	(15.9)	(12.8)
Net income (loss) from derivative instruments	(18.6)	(25.3)	3.2
Other revenues	2.9	0.4	0.8
Total revenues	691.1	573.6	757.2

Underwriting expenses:
Loss and LAE — current year losses	(341.4)	(270.9)	(373.8)
Loss and LAE — prior year losses	151.8	144.4	87.4
Insurance and reinsurance acquisition costs	(110.2)	(90.5)	(96.6)
General and administrative expenses	(123.7)	(119.2)	(116.2)

Non-underwriting expenses:
Interest and other financing expenses	(18.9)	(18.8)	(20.4)
Underwriting discount and structuring fees associated with the BCRH IPO	—	(7.5)	—
Loss on early extinguishment of 2013 Senior Notes	—	—	(9.7)
Other expenses	(3.4)	(0.6)	—
Total expenses	(445.8)	(363.1)	(529.3)

Income before income taxes	245.3	210.5	227.9
Income tax benefit (provision)	2.7	0.1	(0.3)

Net income	248.0	210.6	227.6
Net income attributable to non-controlling interests	(24.1)	(6.1)	—

Net income available to the Company	223.9	204.5	227.6
Dividends declared on Preferred Shares	(13.3)	(13.3)	(13.3)

Net income available to the Company’s common shareholders	$210.6	$191.2	$214.3

Net income	$248.0	$210.6	$227.6
Change in accumulated net foreign currency translation losses	(2.4)	0.9	0.8

Comprehensive income	245.6	211.5	228.4
Net income attributable to non-controlling interests	(24.1)	(6.1)	—

Comprehensive income available to the Company	$221.5	$205.4	$228.4

Loss and LAE ratio	29.4%	21.1%	46.4%
Acquisition cost ratio	17.1%	15.1%	15.7%
General and administrative expense ratio	19.1%	19.9%	18.9%

GAAP combined ratio	65.6%	56.1%	81.0%

I. Review of Underwriting Results - by Segment

We currently operate through three reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance.  Each of our segments represents a separate underwriting platform through which we write insurance and reinsurance business.  Our segment disclosures provided herein present the operations of each segment prior to the effects of intercompany quota share reinsurance agreements among them.

The activities of the Company, certain of its intermediate holding and service companies, the Company’s former MUSIC Run-Off segment and eliminations relating to intercompany reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented herein.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
($ in millions)	2014	2013	2012

Gross premiums written	$416.4	$429.4	$480.5
Ceded reinsurance premiums	(102.1)	(75.8)	(99.8)
Net premiums written	314.3	353.6	380.7
Change in net unearned premiums	1.6	5.6	(11.2)
Net premiums earned	315.9	359.2	369.5

Loss and LAE - current year losses	(148.2)	(123.7)	(205.4)
Loss and LAE - prior year losses	125.2	106.7	45.9
Acquisition costs	(37.1)	(34.4)	(40.5)
General and administrative expenses	(38.7)	(39.3)	(44.2)
Underwriting income	$217.1	$268.5	$125.3

Loss and LAE ratio	7.3%	4.7%	43.2%
Acquisition cost ratio	11.7%	9.6%	11.0%
General and administrative expense ratio	12.2%	11.0%	12.0%
GAAP combined ratio	31.2%	25.3%	66.2%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ in millions)	2014		2013		2012

Property Catastrophe - Treaty	$256.1	62%	$279.0	65%	$332.8	69%
Property Specialty - Treaty	54.0	13	50.3	12	47.5	10
Other Specialty - Treaty	76.4	18	68.7	16	70.4	15
Property and Specialty Individual Risk	29.9	7	31.4	7	29.8	6

Gross premiums written	416.4	100%	429.4	100%	480.5	100%
Ceded reinsurance premiums	(102.1)		(75.8)		(99.8)
Net premiums written	$314.3		$353.6		$380.7

Note - Montpelier Bermuda’s gross and net premiums written during the years presented include amounts assumed from Montpelier at Lloyd’s.  Montpelier Bermuda’s reinsurance premiums ceded during 2014 includes amounts ceded to Collateralized Reinsurance. These inter-segment reinsurance agreements are eliminated in consolidation.  See “Corporate and Other” under this Item 7.

Gross premiums written by Montpelier Bermuda during 2014 totaled $416.4 million, a decrease of $13.0 million, or 3%, as compared to 2013. This decrease was largely the result of pricing reductions in the Property Catastrophe - Treaty line of business, which led to decreased premiums on certain renewed contracts. Partially offsetting the 2014 decrease in gross premiums written by Montpelier Bermuda was a $7.7 million increase in Other Specialty - Treaty writings, which related primarily to financial risk and aviation classes of business.

Gross premiums written by Montpelier Bermuda during 2013 totaled $429.4 million, a decrease of $51.1 million, or 11%, as compared to 2012.  This decrease was largely the result of pricing reductions in the Property Catastrophe - Treaty line of business, which led to decreased premiums on certain renewed contracts.  Also contributing to the decrease in Property Catastrophe - Treaty gross premiums written was a reduction in reinstatement premiums written in 2013 versus those written in 2012, due to the low level of catastrophe losses experienced in 2013.

Net premiums written and earned by Montpelier Bermuda in 2014, 2013 and 2012 included increases due to reinstatements of $6.3 million, $4.6 million and $10.5 million, respectively.  The level of reinstatement premiums that Montpelier Bermuda recognizes in any given period is a function of the nature and extent of losses recognized in that period.

Reinsurance premiums ceded by Montpelier Bermuda in 2014, 2013 and 2012 were $102.1 million, $75.8 million and $99.8 million, respectively. Over the past few years, Montpelier Bermuda has established several underwriting partnerships (in the form of property catastrophe quota share reinsurance treaties) with various third parties and affiliates. These underwriting partnerships allow Montpelier Bermuda to: (i) write larger property catastrophe lines with preferred clients; (ii) recover a portion of its losses from events of all sizes, not just from those events that exceed a specified loss amount; and (iii) reduce its net acquisition costs. The increases in Montpelier Bermuda’s reinsurance premiums ceded from 2012 to 2014 was primarily the result of more Property Catastrophe - Treaty business being ceded on a pro-rata basis, both to third-parties and the Company’s Collateralized Reinsurance segment.

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

Net Premiums Earned

Net premiums earned by Montpelier Bermuda in 2014, 2013 and 2012 were $315.9 million, $359.2 million and $369.5 million, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following tables summarize Montpelier Bermuda’s loss and LAE reserve movements for the years ended December 31, 2014, 2013 and 2012, and the composition of its gross loss and LAE reserves at December 31, 2014 and 2013:

	Year Ended December 31,
(Millions)	2014	2013	2012

Gross unpaid loss and LAE reserves - beginning	$520.9	$728.2	$716.9
Reinsurance recoverable on unpaid losses - beginning	(48.7)	(87.7)	(61.0)
Net unpaid loss and LAE reserves - beginning	472.2	640.5	655.9

Losses and LAE incurred:
Current year losses	148.2	123.7	205.4
Prior year losses	(125.2)	(106.7)	(45.9)
Total losses and LAE incurred	23.0	17.0	159.5

Losses and LAE paid and approved for payment	(131.7)	(185.3)	(174.9)

Net unpaid loss and LAE reserves - ending	363.5	472.2	640.5
Reinsurance recoverable on unpaid losses - ending	45.3	48.7	87.7

Gross unpaid loss and LAE reserves - ending (1)	$408.8	$520.9	$728.2

(1)   Montpelier Bermuda’s ending gross unpaid loss and LAE reserves at December 31, 2014, 2013 and 2012 include losses assumed from Montpelier at Lloyd’s in the amount of $8.6 million, $8.4 million and $13.3 million, respectively, and amounts recoverable from Collateralized Reinsurance in the amount of $6.1 million, zero and zero, respectively.  The effects of these inter-segment reinsurance contracts are eliminated in consolidation.

	December 31,
(Millions)	2014	2013

Gross IBNR	$265.6	$332.5
Gross Case Reserves	143.2	188.4
Gross unpaid loss and LAE reserves	$408.8	$520.9

Our best estimates of Montpelier Bermuda’s ending gross loss and LAE reserves at December 31, 2014 and 2013 were $408.8 million and $520.9 million, respectively.  Montpelier Bermuda’s gross IBNR reserves, as a percentage of its total gross reserves, amounted to 65% and 64% as of December 31, 2014 and 2013, respectively.

We estimated Montpelier Bermuda’s gross and net loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Policies and Estimates” contained in Item 7 herein.  We did not make any significant changes in the assumptions or methodology used in Montpelier Bermuda’s reserving process during each of the years ended December 31, 2014 and 2013.

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Loss and LAE ratio - current year	46.9%	34.4%	55.6%
Loss and LAE ratio - prior year	(39.6)%	(29.7)%	(12.4)%
Loss and LAE ratio	7.3%	4.7%	43.2%

Current Year Loss and LAE

During 2014 Montpelier Bermuda incurred $148.2 million in current year net losses and LAE.  There were no individually significant known loss events impacting Montpelier Bermuda during 2014, other than $29.7 million of net catastrophe losses recognized in connection with U.S. and European wind and hail storms that occurred in June 2014.

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

Prior Year Loss and LAE Development

During 2014 Montpelier Bermuda experienced $125.2 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•              2012 and prior IBNR reductions associated with medical malpractice business ($14.3 million decrease),

•              2011 and 2010 New Zealand earthquakes ($12.1 million decrease),

•              2005 hurricanes ($6.6 million decrease),

•              2012 windstorm Sandy ($5.9 million decrease),

•              2011 Japanese earthquake ($4.9 million decrease),

•              2010 flooding in Portugal ($4.8 million decrease),

•              2011 Thai floods ($2.9 million decrease),

•              2013 U.S. crop losses ($2.9 million decrease),

•              2010 Chilean earthquake ($2.0 million decrease),

•              2008 Hurricane Gustav ($2.2 million decrease), and

•              2012 Italian earthquake ($1.4 million decrease).

In addition, claims reported to Montpelier Bermuda during 2014 indicated that IBNR for natural catastrophe losses initially recorded during 2013 (excluding the U.S. crop losses noted above) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by $21.6 million.

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

In addition, claims reported to Montpelier Bermuda during 2013 indicated that IBNR for natural catastrophe and individual risk losses initially recorded during 2012 (other than those included in the foregoing) exceeded the extent of losses that actually occurred.  Consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $28.4 million and $4.1 million, respectively, for these classes of business.

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

The remaining net favorable development on prior year loss reserves recognized during 2014, 2013 and 2012 related to several smaller adjustments made across multiple classes of business.

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

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier Bermuda’s prior year losses and LAE incurred also includes foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $1.3 million, $3.8 million and $(1.3) million during 2014, 2013 and 2012, respectively.  Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier Bermuda’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ in millions)	2014	2013	2012

Acquisition costs	$37.1	$34.4	$40.5
Acquisition cost ratio	11.7%	9.6%	11.0%

General and administrative expenses	$38.7	$39.3	$44.2
General and administrative expense ratio	12.2%	11.0%	12.0%

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

During 2014, 2013 and 2012, the profit commissions earned by Montpelier Bermuda in connection with its ceded reinsurance contracts exceeded the profit commissions it incurred in connection with its assumed reinsurance contracts by $3.4 million, $9.0 million and $4.0 million, respectively. The decrease in net profit commissions earned by Montpelier Bermuda from 2013 to 2014, as well as the resulting increase in its acquisition cost ratio for 2014,  is primarily the result of an increase in current year Property Catastrophe - Treaty losses ceded to Montpelier Bermuda’s various underwriting partners, including the Collateralized Reinsurance segment, which resulted from the aforementioned U.S. and European wind and hail storms that occurred in June 2014.

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

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Millions)	2014	2013	2012

Operating expenses	$25.6	$27.9	$30.9
Incentive compensation expenses	13.1	11.4	13.3
General and administrative expenses	$38.7	$39.3	$44.2

Montpelier Bermuda’s operating expenses have decreased during the periods presented primarily as a result of reductions in information technology costs and a re-allocation of certain risk management expenses from Montpelier Bermuda to Corporate and Other. This re-allocation was made in response to an increase in the Company’s group-wide risk management activities, including Solvency II and related initiatives.

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

Montpelier Bermuda’s incentive compensation expenses incurred during 2014 increased versus those of 2013 primarily as a result of: (i) its 2014 accruals reflecting a higher projected payout level than that of the prior year; and (ii) a greater number of Fixed RSUs outstanding during 2014. The decrease in Montpelier Bermuda’s incentive compensation expenses during 2013, versus those of 2012, was primarily the result of its 2013 accruals reflecting a lower projected payout level than those of the prior year. See Note 9 of the Notes to Consolidated Financial Statements.

MONTPELIER AT LLOYD’S

Underwriting results for Montpelier at Lloyd’s for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
($ in millions)	2014	2013	2012

Gross premiums written	$273.0	$235.2	$246.0
Ceded reinsurance premiums	(19.7)	(23.0)	(15.9)
Net premiums written	253.3	212.2	230.1
Change in net unearned premiums	(8.5)	1.5	(12.8)
Net premiums earned	244.8	213.7	217.3

Loss and LAE - current year losses	(169.8)	(145.0)	(148.6)
Loss and LAE - prior year losses	27.5	39.1	41.0
Acquisition costs	(59.9)	(52.6)	(46.6)
General and administrative expenses	(39.8)	(36.5)	(38.2)
Underwriting income	$2.8	$18.7	$24.9

Loss and LAE ratio	58.1%	49.6%	49.5%
Acquisition cost ratio	24.5%	24.6%	21.4%
General and administrative expense ratio	16.2%	17.1%	17.6%

GAAP combined ratio	98.8%	91.3%	88.5%

Gross and Net Premiums Written

The following table summarizes Montpelier at Lloyd’s premium writings, by line of business, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ in millions)	2014		2013		2012

Property Catastrophe - Treaty	$3.4	1%	$4.7	2%	$10.9	4%
Property Specialty - Treaty	3.8	2	4.3	2	6.1	3
Other Specialty - Treaty	93.2	34	78.3	33	82.1	33
Property and Specialty Individual Risk	172.6	63	147.9	63	146.9	60

Gross premiums written	273.0	100%	235.2	100%	246.0	100%
Ceded reinsurance premiums	(19.7)		(23.0)		(15.9)
Net premiums written	$253.3		$212.2		$230.1

Note - Montpelier at Lloyd’s reinsurance premiums ceded during the years presented include amounts ceded to Montpelier Bermuda’s pursuant to inter-segment reinsurance agreements are eliminated in consolidation.  See “Corporate and Other” under this Item 7.

Gross premiums written by Montpelier at Lloyd’s during 2014 totaled $273.0 million, an increase of $37.8 million, or 16%, as compared to 2013.  The increase, which was mainly within the Other Specialty - Treaty and Property and Specialty Individual Risk lines of business, was primarily the result of an expansion of Montpelier at Lloyd’s direct property and casualty quota-share classes of business.

Gross premiums written by Montpelier at Lloyd’s during 2013 totaled $235.2 million, a decrease of $10.8 million, or 4%, as compared to 2012.  The largest decrease was within the Property Catastrophe - Treaty line of business, resulting from rate decreases and planned reductions in net catastrophe exposures.

Net premiums written and earned by Montpelier at Lloyd’s in 2014, 2013 and 2012 include net increases (reductions) due to reinstatements of $2.0 million, $(3.4) million and $2.6 million, respectively.  The negative reinstatement premiums recognized during 2013 resulted from an increase in reinsurance recoveries associated with the 2012 Costa Concordia accident (which resulted in ceded reinstatement premiums).  The level of reinstatement premiums that Montpelier at Lloyd’s may realize in future periods will be dependent upon the occurrence of future losses.

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

Net Premiums Earned

Net premiums earned by Montpelier at Lloyd’s in 2014, 2013 and 2012 were $244.8 million, $213.7 million and $217.3 million, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following tables summarize Montpelier at Lloyd’s loss and LAE reserve movements for the years ended December 31, 2014, 2013 and 2012, and the composition of its gross loss and LAE reserves at December 31, 2014 and 2013:

	Year Ended December 31,
(Millions)	2014	2013	2012

Gross unpaid loss and LAE reserves - beginning	$337.3	$354.0	$341.6
Reinsurance recoverable on unpaid losses - beginning	(23.3)	(28.3)	(36.4)
Net unpaid loss and LAE reserves - beginning	314.0	325.7	305.2

Losses and LAE incurred:
Current year losses	169.8	145.0	148.6
Prior year losses	(27.5)	(39.1)	(41.0)
Total losses and LAE incurred	142.3	105.9	107.6

Net foreign currency translation movements on loss and LAE	(22.2)	6.1	12.0

Losses and LAE paid and approved for payment	(102.4)	(123.7)	(99.1)

Net unpaid loss and LAE reserves - ending	331.7	314.0	325.7
Reinsurance recoverable on unpaid losses - ending	18.1	23.3	28.3

Gross unpaid loss and LAE reserves - ending (1)	$349.8	$337.3	$354.0

(1)         Montpelier at Lloyd’s ending gross unpaid loss and LAE reserves at December 31, 2014, 2013 and 2012 includes recoverables from Montpelier Bermuda of $8.6 million, $8.4 million and $13.3 million, respectively.  The effects of these inter-segment reinsurance contracts are eliminated in consolidation.

	December 31,
(Millions)	2014	2013

Gross IBNR	$197.5	$198.4
Gross Case Reserves	152.3	138.9
Gross unpaid loss and LAE reserves	$349.8	$337.3

Our best estimates of Montpelier at Lloyd’s ending gross loss and LAE reserves at December 31, 2014 and 2013 were $349.8 and $337.3 million, respectively.  Montpelier at Lloyd’s gross IBNR reserves, as a percentage of its total gross reserves, amounted to 56% and 59% as of December 31, 2014 and 2013, respectively.

We estimated Montpelier at Lloyd’s loss and LAE reserves using the methodology outlined in our “Summary of Critical Accounting Policies and Estimates” contained in Item 7 herein. We did not make any significant changes in the assumptions or methodology used in Montpelier at Lloyd’s reserving process during each of the years ended December 31, 2014 and 2013.

The following table presents Montpelier at Lloyd’s net loss and LAE ratios for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Loss and LAE ratio - current year	69.3%	67.9%	68.4%
Loss and LAE ratio - prior year	(11.2)%	(18.3)%	(18.9)%

Loss and LAE ratio	58.1%	49.6%	49.5%

Current Year Loss and LAE

During 2014 and 2013 Montpelier at Lloyd’s incurred $169.8 million and $145.0 million, respectively, of current year net losses and LAE.  There were no individually significant known catastrophe loss events affecting Montpelier at Lloyd’s during those years as most of the current year loss and LAE incurred related to claims and events that had been incurred during those years but had not yet been reported to us.

During 2012 Montpelier at Lloyd’s incurred $148.6 million of current year net losses and LAE.  There were no individually significant known loss events impacting Montpelier at Lloyd’s during 2012, other than a $17.8 million net catastrophe loss associated with windstorm Sandy.  Most of the remaining current year loss and LAE incurred during 2012 related to claims and events that had been incurred during that year but had not yet been reported to us.

Prior Year Loss and LAE Development

During 2014 Montpelier at Lloyd’s experienced $27.5 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:·

•         2011 Thai floods ($7.9 million decrease),

•         2012 windstorm Sandy ($1.4 million decrease), and·

•         2011 Japanese earthquake ($1.2 million decrease).

In addition, claims reported to Montpelier at Lloyd’s during 2014 indicated that IBNR for natural catastrophe losses it initially recorded during 2013 exceeded the extent of losses that actually occurred, and, consequently, Montpelier at Lloyd’s decreased its loss and LAE reserves by $6.6 million.

During 2013 Montpelier at Lloyd’s experienced $39.1 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:·

•         2012 non-catastrophe individual risk losses ($12.4 million decrease),

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

During 2012 Montpelier at Lloyd’s experienced $41.0 million in net favorable development on prior year loss and LAE reserves, which included loss reserve movements associated with:

•         2011 catastrophe losses relating to Thai floods and other events ($16.9 million decrease), and·

•         three individual risk losses incurred at Montpelier at Lloyd’s during 2008 and 2011 ($5.3 million decrease).

In addition to the loss reserve movements referred to above, Montpelier at Lloyd’s prior year loss development also related to movements associated with reserves established in prior years in order to provide for claims and events that had been incurred in that year but had not yet been reported to us. These reserves were originally recorded by Montpelier at Lloyd’s largely on the basis of historical loss rates, industry data and actuarial judgment and experience as opposed to information received from cedants, brokers and other customers.  As prior underwriting years have matured, Montpelier at Lloyd’s has increased its reliance on the loss data it has received and, as a result, has adjusted its estimates of ultimate losses accordingly.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier at Lloyd’s prior year losses and LAE incurred also includes foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $(5.3) million, $(1.4) million and $5.3 million during 2014, 2013 and 2012, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier at Lloyd’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

For the year ended December 31, 2014, Montpelier at Lloyd’s loss and LAE ratio of 58.1% (as well as its combined ratio of 98.8%) included a 2.2 percentage point detriment relating to net foreign currency transaction losses on its prior year loss and LAE reserves. For the year ended December 31, 2013, Montpelier at Lloyd’s loss and LAE ratio of 49.6% (as well as its combined ratio of 91.3%) included a 0.7 percentage point detriment relating to net foreign currency transaction losses on its prior year loss and LAE reserves. For the year ended December 31, 2012, Montpelier at Lloyd’s loss and LAE ratio of 49.5% (as well as its combined ratio of 88.5%) included a 2.4 percentage point benefit relating to net foreign currency transaction gains on its prior year loss and LAE reserves.

Since a significant portion of Montpelier at Lloyd’s loss and LAE reserves are denominated in U.S. dollars, changes in the value of the British pound (Montpelier at Lloyd’s functional currency) relative to the U.S. dollar generate foreign currency transaction gains or losses within its losses and LAE incurred upon the conversion of these U.S. dollar-denominated liabilities to British pounds. However, the subsequent translation of these liabilities back into U.S. dollars in consolidation generates substantially offsetting foreign currency translation gains and losses, which are recorded as part of comprehensive income. Therefore, in periods in which there are meaningful movements in the relative value of the British pound versus the U.S. dollar, which was the case in 2014 and 2012, the resulting impact to Montpelier at Lloyd’s losses and LAE incurred (as well as its loss and LAE and combined ratios) can significantly impact its reported underwriting performance without necessarily impacting the Company’s comprehensive income or shareholders’ equity.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier at Lloyd’s loss and LAE reserves include foreign currency translation gains (losses) of $22.2 million, $(6.1) million and $(12.0) million during 2014, 2013 and 2012, respectively. Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier at Lloyd’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its underwriting results or its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier at Lloyd’s underwriting expenses for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ in millions)	2014	2013	2012

Acquisition costs	$59.9	$52.6	$46.6
Acquisition cost ratio	24.5%	24.6%	21.4%

General and administrative expenses	$39.8	$36.5	$38.2
General and administrative expense ratio	16.2%	17.1%	17.6%

Acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced. Commissions earned by Montpelier at Lloyd’s from business that it cedes to reinsurers are recorded as reductions in its acquisition costs.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Montpelier at Lloyd’s estimates of loss and LAE fluctuate and are accrued based on the estimated results of the subject contract.  Profit commissions incurred were less than $0.1 million, $3.4 million and $1.1 million during 2014, 2013 and  2012, respectively.

All other acquisition costs incurred by Montpelier at Lloyd’s are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers, all of which is earned over the same period that the corresponding premiums are expensed.

Excluding the effects of profit commissions, Montpelier at Lloyd’s acquisition costs and acquisition cost ratios have increased from 2012 to 2014, primarily as a result of changes in the mix of the business it writes.  Montpelier at Lloyd’s marine, pro-rata engineering and casualty writings, which have increased during such periods, are typically written at a higher acquisition cost ratio than most other classes of business written by Montpelier at Lloyd’s.

The following table summarizes Montpelier at Lloyd’s general and administrative expenses during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Millions)	2014	2013	2012

Operating expenses	$27.2	$26.7	$28.5
Incentive compensation expenses	12.6	9.8	9.7
General and administrative expenses	$39.8	$36.5	$38.2

Montpelier at Lloyd’s operating expenses incurred during 2014 were largely consistent with those of 2013. Montpelier at Lloyd’s operating expenses incurred during 2013 decreased, versus those incurred during 2012, due primarily to a non-recurring third-party management fee recorded in 2012.

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

Montpelier at Lloyd’s incentive compensation expenses incurred during 2014 increased versus those of 2013 as a result of an increase in personnel who are eligible to receive RSU awards, as well as its 2014 accruals being recorded at a higher projected payout level than that of the prior year. The increase in Montpelier at Lloyd’s incentive compensation expenses during 2013, versus those of 2012, was primarily the result of additional incentive compensation costs associated with new personnel, which more than offset the benefit of its 2013 accruals being provided at a lower projected payout level than that of the prior year. See Note 9 of the Notes to Consolidated Financial Statements.

COLLATERALIZED REINSURANCE

Underwriting results for the Collateralized Reinsurance segment, which we launched in 2012, were as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ in millions)	2014	2013	2012

Gross premiums written	$83.4	$39.8	$2.4
Ceded reinsurance premiums	—	(3.0)	—
Net premiums written	83.4	36.8	2.4
Change in net unearned premiums	1.2	(10.6)	—
Net premiums earned	84.6	26.2	2.4

Loss and LAE - current year losses	(23.4)	(2.2)	—
Loss and LAE - prior year losses	0.2	—	—
Acquisition costs	(13.2)	(3.2)	(0.1)
General and administrative expenses	(7.3)	(3.5)	(1.7)
Underwriting income	$40.9	$17.3	$0.6

Loss and LAE ratio	27.4%	8.4%	—%
Acquisition cost ratio	15.6%	12.2%	4.2%
General and administrative expense ratio	8.7%	13.4%	70.9%

GAAP combined ratio	51.7%	34.0%	75.1%

Since the commencement of its operations in June 2012, the Collateralized Reinsurance segment has assumed natural catastrophe exposures from third-parties and Montpelier Re (pursuant to inter-segment reinsurance arrangements), all of which is reflected within the Property Catastrophe - Treaty line of business.

Gross and Net Premiums Written

Gross premiums written by the Collateralized Reinsurance segment totaled $83.4 million, $39.8 million and $2.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. The significant increases in gross premiums written within Collateralized Reinsurance during the periods presented reflect: (i) additional capital being deployed into Blue Water Re by the BCGR Listed Fund; and (ii) the operations of Blue Capital Re, which commenced operations in November 2013, but did not write any reinsurance premiums during that year.

Net reinstatement premiums earned within the Collateralized Reinsurance segment were not significant in any of the periods presented.  The level of reinstatement premiums that the Collateralized Reinsurance segment may realize in future periods will be dependent upon the occurrence of future losses; however, any such reinstatement premiums are not expected to be material.

During 2014, 2013 and 2012 the Collateralized Reinsurance segment ceded zero, $3.0 million and zero of its premiums to third-party reinsurers, respectively.  The Collateralized Reinsurance segment purchases reinsurance in the normal course of its business in order to manage its exposures.  The amount and type of reinsurance that the Collateralized Reinsurance segment purchases is dependent on a variety of factors, including the cost of a particular reinsurance cover and the nature of its gross premiums written during a particular period. Other factors affect the Collateralized Reinsurance segment’s appetite and capacity to write and retain risk. These include the impact of changes in frequency and severity assumptions used in our models and the corresponding pricing required to meet our return targets, evolving industry-wide capital requirements, increased competition, market conditions and other considerations.

Net Premiums Earned

Net premiums earned at the Collateralized Reinsurance segment during the years ended December 31, 2014, 2013 and 2012 were $84.6 million, $26.2 million and $2.4 million, respectively.  Premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following tables summarize the Collateralized Reinsurance segment’s loss and LAE reserve movements for the years ended December 31, 2014, 2013 and 2012, and the composition of its gross loss and LAE reserves at December 31, 2014 and 2013:

	Year Ended December 31,
(Millions)	2014	2013	2012

Gross and net unpaid loss and LAE reserves - beginning	$0.6	$—	$—

Losses and LAE incurred:
Current year losses	23.4	2.2	—
Prior year losses	(0.2)	—	—
Total losses and LAE incurred	23.2	2.2	—

Losses and LAE paid and approved for payment	(11.3)	(1.6)	—

Gross and net unpaid loss and LAE reserves - ending	$12.5	$0.6	$—

	December 31,
(Millions)	2014	2013
Gross IBNR	$7.5	$0.2
Gross Case Reserves	5.0	0.4
Gross unpaid loss and LAE reserves	$12.5	$0.6

Underwriting Expenses

The following table summarizes the Collateralized Reinsurance segment’s underwriting expenses for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Acquisition costs	$13.2	$3.2	$0.1
Acquisition cost ratio	15.6%	12.2%	4.2%

General and administrative expenses	$7.3	$3.5	$1.7
General and administrative expense ratio	8.7%	13.4%	70.9%

n/m - not meaningful.

Acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as the Collateralized Reinsurance segment’s estimates of loss and LAE fluctuate.  Profit commissions incurred during the years ended December 31, 2014, 2013 and 2012 totaled $1.7 million, zero and zero, respectively.

Excluding the effects of profit commissions, the Collateralized Reinsurance segment’s acquisition cost ratios have remained largely consistent during each of the periods presented.

The Collateralized Reinsurance segment incurred $7.3 million, $3.5 million and $1.7 million of general and administrative expenses during 2014, 2013 and 2012, respectively. The Collateralized Reinsurance segment’s general and administrative expenses consist primarily of third-party legal and consulting costs, as well as personnel costs.

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

The Corporate and Other results for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
($ in millions)	2014	2013	2012

Gross premiums written	$(32.5)	$1.6	$6.4
Ceded reinsurance premiums	32.4	(1.1)	(3.9)
Net premiums written	(0.1)	0.5	2.5
Change in net unearned premiums	—	—	24.8
Net premiums earned	(0.1)	0.5	27.3

Loss and LAE - current year losses	—	—	(19.8)
Loss and LAE - prior year losses	(1.1)	(1.4)	0.5
Acquisition costs	—	(0.3)	(9.4)
General and administrative expenses	(37.9)	(39.9)	(32.1)
Underwriting loss	$(39.1)	$(41.1)	$(33.5)

The premium activity reflected within Corporate and Other represent: (i) the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s and between Montpelier Bermuda and Collateralized Reinsurance, and (ii) premium adjustments relating to policies written by MUSIC on or prior to December 31, 2011, which were not significant during any of the periods presented.

The losses incurred within Corporate and Other represent losses associated with business retained in connection with the MUSIC Sale.  The favorable and unfavorable net prior year loss reserve development associated with the reserves we retained from the MUSIC Sale during each of the periods presented was not significant.

The  gross and net premium eliminations associated with inter-segment reinsurance arrangements follow:

	Year Ended December 31, 2014			Year Ended December 31, 2013
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$0.4	$(32.0)	$(31.6)	$(1.1)	$—	$(1.1)
Montpelier at Lloyd’s	—	(0.4)	(0.4)	—	1.1	1.1
Collateralized Reinsurance	32.0	—	32.0	—	—	—
Total inter-segment premiums	$32.4	$(32.4)	$—	$(1.1)	$1.1	$—

	Year Ended December 31, 2012
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$(3.9)	$—	$(3.9)
Montpelier at Lloyd’s	—	3.9	3.9
Total inter-segment premiums	$(3.9)	$3.9	$—

The following table summarizes the general and administrative expenses of Corporate and Other during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Millions)	2014	2013	2012

Operating expenses	$23.9	$22.5	$18.4
Incentive compensation expenses	14.0	17.4	13.7
General and administrative expenses	$37.9	$39.9	$32.1

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with MRH and BCRH being publicly traded companies.

Operating expenses during 2014 increased as compared to those of 2013 primarily as a result of BCRH becoming a publicly traded company in November 2013.

Operating expenses during 2013 increased over those of 2012 primarily as a result of the re-allocation of certain risk management expenses from Montpelier Bermuda to Corporate and Other.  This re-allocation was made in response to an increase in the Company’s group-wide risk management activities, including Solvency II and related initiatives.

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

Incentive compensation expenses incurred during 2014 were less than those of the prior year, primarily as a result of incentive compensation expenses during 2013 being adversely affected by the acceleration of Mr. Busher’s outstanding RSU award in connection with his retirement on December 31, 2013. See Note 14 of the Notes to Consolidated Financial Statements. The increase in Corporate and Other’s incentive compensation expenses during 2013, versus those of 2012, was due to: (i) a greater number of outstanding RSUs attributable to Corporate and Other activities; and (ii) the acceleration of the vesting of Mr. Busher’s outstanding RSUs awards in connection with his retirement. These items more than offset the impact of the 2013 incentives being provided at a lower projected payout level than that of the prior year. See Note 9 of the Notes to Consolidated Financial Statements.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our consolidated net investment income and total return on cash and investments for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ in millions)	2014	2013	2012

Investment income	$54.8	$72.6	$73.4
Investment expenses	(8.0)	(8.6)	(6.3)
Net investment income	46.8	64.0	67.1
Net realized investment gains (losses)	15.0	(1.7)	56.7
Net unrealized investment gains (losses)	(9.6)	(47.5)	25.7
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	2.0	2.0	(3.9)
Credit Derivatives	(5.0)	(16.9)	(0.4)
Interest Rate Contracts	(3.7)	5.0	2.7
Investment Options and Futures	(8.9)	(3.7)	(0.3)
Net foreign currency transaction gains (losses) - investing activities	(3.3)	(4.3)	2.3
Total return on cash and investments ($)	$33.3	$(3.1)	$149.9

Weighted average investment portfolio including cash	$3,156	$3,088	$3,013
Investment return on cash and investments (%)	1.1%	(0.1)%	5.2%

Weighted average investment portfolio including cash, as adjusted (1)	$2,719	$2,899	$2,987
Investment return on cash and investments, as adjusted (%) (1)	1.2%	(0.1)%	5.2%

(1)   Our weighted average investment portfolio and investment return calculations, as adjusted, exclude the cash, cash equivalents and short-term investments that relate to our Collateralized Reinsurance segment, which totaled $468.9 million, $394.9 million and $72.5 million at December 31, 2014, 2013 and 2012, respectively.  These assets are earmarked for the benefit of our Collateralized Reinsurance segment’s cedants and counterparties and are not intended to provide Montpelier or its cedants and counterparties with any investment return.

Our total return on cash and investments for 2014 was higher than that of 2013, due primarily to lower net investment and derivative losses experienced in 2014 versus the amount of such losses we experienced in 2013. Our total return on cash and investments for 2013 was significantly lower than that of 2012, due primarily to net investment and investment-related derivative losses experienced in 2013 versus net gains experienced in 2012.

Our investment income has steadily decreased since 2012 due mainly to: (i) declines in the weighted average investment portfolio (when excluding the cash, cash equivalents and short-term investments that relate to our Collateralized Reinsurance segment); and (ii) declines in market interest rates. Our investment expenses for 2014 were largely consistent with those incurred during 2013, but our investment expenses for 2013 were higher than those incurred during 2012 due to changes in the allocation of invested balances among our investment managers.

During 2014 we recognized $14.0 million in net realized and unrealized gains from our fixed maturity portfolio, $1.9 million in net realized and unrealized gains from our equity portfolio and $10.5 million in net realized and unrealized losses from our other investments. The fixed maturity net gains we experienced during 2014 were largely the result of a decline in market interest rates. The equity portfolio net gains we experienced during 2014 followed a trend consistent with global equity markets. The other investment net losses we experienced during 2014 related primarily to a widening of credit spreads between the yield on the fixed maturity investments we held within our other investment portfolio versus that of U.S. Treasuries.

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

Certain of our investment managers have entered into derivative contracts for investment purposes. Our total net losses from investment-related derivative instruments during 2014, 2013 and 2012 were $15.6 million, $13.6 million and $1.9 million, respectively.  Each of our derivative instruments, as well as the income and loss derived therefrom, is described in Note 7 of the Notes to Consolidated Financial Statements.

During 2014, 2013 and 2012, we experienced net foreign currency transaction gains (losses) on cash and investments (those in connection with our investing activities) of $(3.3) million, $(4.3) million and $2.3 million, respectively. These foreign currency transaction gains and losses represent foreign currency fluctuations in the value of our non-U.S. dollar managed cash and investments.

Our investments classified as Level 3 securities (as defined in GAAP) as of December 31, 2014 and 2013 consisted primarily of the following:  (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain investments in investment funds and limited partnerships.  Our Level 3 securities measured at fair value represented 3.9% ($83.8 million) and 1.1% ($28.6 million) of our total invested assets measured at fair value as of December 31, 2014 and 2013, respectively. The increase in our level 3 securities from 2013 to 2014 primarily reflects the 2014 purchase of an interest in an investment fund that cannot be readily redeemed due to lock-up restrictions.

Net Foreign Currency Losses

The following table summarizes the components of our consolidated net foreign currency gains (losses) for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Millions)	2014	2013	2012

Net foreign currency transaction gains (losses) - investing activities	$(3.3)	$(4.3)	$2.3
Net foreign currency transaction gains (losses) - other activities	12.7	(11.6)	(15.1)
Net foreign currency gains (losses)	$9.4	$(15.9)	$(12.8)

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

The net foreign currency transaction gains (losses) we experienced during the periods presented associated with our other activities were primarily due to a strengthening (weakening) of the U.S. dollar against the British pound. The closing rates of the U.S. dollar versus the British pound as of December 31, 2014, 2013 and 2012, follow:

Currency	Closing Rate December 31, 2014	Closing Rate December 31, 2013	Closing Rate December 31, 2012
British pound (GBP)	1.5559	1.6559	1.6234

Net Income (Loss) from Derivative Instruments

The following table presents our consolidated net income (loss) from derivative instruments during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Millions)	2014	2013	2012

Foreign Exchange Contracts - underwriting activities	$(0.1)	$(4.5)	$7.5
Foreign Exchange Contracts - investing activities	2.0	2.0	(3.9)
Credit Derivatives	(5.0)	(16.9)	(0.4)
Interest Rate Contracts	(3.7)	5.0	2.7
Investment Options and Futures	(8.9)	(3.7)	(0.3)
UST Contract	—	—	0.6
LIBOR Swap	(0.7)	0.4	(2.2)
Outward ILW Swaps	(4.3)	(7.6)	(0.8)
Inward ILW Swaps	2.1	—	—
Net income (loss) from derivative instruments	$(18.6)	$(25.3)	$3.2

See Note 7 of the Notes to Consolidated Financial Statements for a description of each of our derivative instruments.

Other Revenues

The following table summarizes our consolidated other revenues for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Millions)	2014	2013	2012

Services provided to third parties	$2.5	$—	$1.0
Equity in earnings of unconsolidated affiliate	0.3	—	—
Interest on funds advanced	0.1	—	0.1
Gain (loss) on sale of PUAL	—	0.4	(0.5)
Revenue from the Loss Development Cover	—	—	0.2
Other revenues	$2.9	$0.4	$0.8

Our consolidated other revenues are comprised of: (i) managing general agency fees earned by Cladium, commissions earned by our former wholly-owned subsidiary Paladin Underwriting Agency Limited (“PUAL”) and transitional services provided to Selective in connection with the MUSIC Sale; (ii) equity in the earnings of a specialty managing general agency in which we hold a minority investment; (iii) interest on funds advanced to ceding companies to cover losses in accordance with contract terms; (iv) amounts recorded in connection with the sale of PUAL; and (v) the proceeds from the Loss Development Cover.

In September 2012, we sold PUAL to a founding member of its management. In connection with the sale of PUAL, we received a note from the buyer under which the repayment of principal and interest was contingent on the future performance of that company.  Due to the contingencies surrounding the note at the time of sale in 2012, we assigned no value to it and recognized a loss on the sale of PUAL of $0.5 million.  Based on the subsequent performance of the note, we recognized its full value during 2013 and recorded a $0.4 million gain on the sale of PUAL.  PUAL’s assets and operations were not material to the Company.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Millions)	2014	2013	2012

Interest expense and amortization of discount and issuance costs - 2022 Senior Notes	$14.4	$14.4	$3.4
Interest expense and amortization of issuance costs - 2013 Senior Notes	—	—	11.7
Interest expense - Trust Preferred Securities	4.1	4.1	4.3
Other interest and financing expenses	0.4	0.3	1.0
Interest and other financing expenses	$18.9	$18.8	$20.4

Our consolidated interest and financing expenses remained largely consistent from 2013 to 2014 because the annual interest expense in respect of the 2022 Senior Notes, which we issued in 2012, is highly consistent with that in respect of the 2013 Senior Notes, which were retired in 2012.

In 2012 we incurred $1.2 million of incremental interest expense during the one-month period in which both debt issuances were outstanding (which constituted the redemption notice period we were required to provide to holders of the 2013 Senior Notes).

Our other interest and financing expenses consist of interest expense and commitment fees associated with BCRH’s 364-day unsecured credit agreement (the “BCRH Credit Agreement”), letter of credit fees and trust fees.

Underwriting Discount and Structuring Fees Associated With The BCRH IPO

In connection with the BCRH IPO, in 2013 we: (i) reimbursed BCRH for the underwriting discount it incurred, which was equal to 5% of the gross proceeds it received from third parties ($6.2 million); and (ii) paid a structuring fee to a third-party equal to 1% of the gross proceeds BCRH received from third parties ($1.3 million).

Loss on Early Extinguishment of 2013 Senior Notes

In November 2012 we fully redeemed the 2013 Senior Notes at a “make-whole” redemption price of $237.6 million (104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date. In connection with the redemption of the 2013 Senior Notes, we recorded a loss of $9.7 million.

Other Expenses

The following table summarizes our consolidated other expenses for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Millions)	2014	2013	2012

Cladium operating expenses	$2.4	$—	$—
Expenses from the Loss Development Cover	0.8	0.6	—
Other non-underwriting expenses	0.2	—	—
Other expenses	$3.4	$0.6	$—

Our consolidated other expenses are comprised of: (i) operating expenses associated with Cladium; (ii) provisions for our ongoing obligation to Selective in connection with the MUSIC Sale pursuant to the Loss Development Cover; and (iii) professional fees associated with the development of our Collateralized Reinsurance initiatives.

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

During 2014 we recorded a net tax benefit of $2.7 million, consisting of a current tax provision of $2.0 million and a deferred tax benefit of $4.7 million.  During 2013 we recorded a net tax benefit of $0.1 million, consisting of a current tax benefit of $0.3 million and a deferred tax provision of $0.2 million.  During 2012 we recorded a net tax provision of $0.3 million, consisting of a current tax provision of $0.8 million and a deferred tax benefit of $0.5 million.

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

During 2014 and 2012, each of the entities within our U.K. group of companies generated taxable income so we were unable to utilize Group Relief to offset our U.K. net current income tax liabilities in those years.  During 2013 we were able to utilize a combination of net operating losses and Group Relief to partially offset our U.K. net current income liabilities for that year.

During 2014 we released our remaining U.K. deferred tax asset valuation allowance in light of: (i) the expected future taxable earnings of our U.K. entities; and (ii) the fact that our U.K. net operating loss carryforwards do not expire. The release of these U.K. deferred tax valuation allowances resulted in the recognition of a $2.9 million income tax benefit during 2014.

During 2014, 2013 and 2012, our Bermuda operations generated income before income taxes of $246.7 million, $205.3 million and $232.2 million, respectively.

During 2014, 2013 and 2012, our U.K. operations generated income (losses) before income taxes of $(2.8) million, $4.6 million and $(4.4) million, respectively, and certain of these operations are currently in a net operating loss position.

During 2014, 2013 and 2012, our U.S. operations generated income before income taxes of $1.4 million, $0.6 million and $0.1 million, respectively, and are currently in a cumulative net operating loss position.  Due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize its existing deferred tax assets, we have established offsetting valuation allowances against each of our existing U.S. gross deferred tax assets.

Net Income Attributable to Non-Controlling Interests

The following table summarizes the net income attributable to non-controlling interests during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Millions)	2014	2013	2012

Income attributable to third-party investments in the BCGR Cell	$13.7	$6.6	$—
Income (loss) attributable to third-party investments in BCRH	10.4	(0.5)	—
Net income attributable to non-controlling interests	$24.1	$6.1	$—

Dividends Declared on Preferred Shares

During 2014, 2013 and 2012 we declared $13.3 million in cash dividends on our Preferred Shares.

III.  Liquidity and Capital Resources

Liquidity

The Company has no operations of its own and relies on dividends and distributions from its subsidiaries to pay its operating expenses, interest on debt, dividends to holders of Preferred Shares and Common Shares and to fund any Common Share repurchase activities. There are restrictions on the payment of dividends to the Company from its regulated operating and holding companies. See Note 13 of the Notes to Consolidated Financial Statements. Our Preferred Shares have a stated dividend rate of 8.875% per year and, beginning in September 2014, we raised our quarterly Common Share dividend to $0.20 per share.  Any future determination to pay dividends to holders of Common Shares and Preferred Shares will, however, be at the discretion of the Board and will be dependent upon many factors, including our results of operations, cash flows, financial position, capital requirements, general business opportunities, and legal, tax, regulatory and contractual restrictions.

The primary sources of cash for our regulated operating subsidiaries are premium collections, investment income, sales and maturities of investments and reinsurance recoveries.  The primary uses of cash for our operating subsidiaries are payments of losses and LAE, acquisition costs, operating expenses, ceded reinsurance, investment purchases and dividends and distributions paid to the Company.

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our investment portfolio with high-quality fixed maturity securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our liabilities.  As of December 31, 2014, the average duration of our investment portfolio, including cash, was 0.9 years (inclusive of relevant derivative and short positions).  If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments at inopportune times, potentially at a significant loss.

As of December 31, 2014, our sources of immediate and unencumbered liquidity consisted of: (i) $141.3 million of cash and cash equivalents; (ii) $48.0 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; (iii) $159.4 million of publicly-traded equity securities whose proceeds are available within four business days; and (iv) $5.0 million of liquid fixed maturity investments which currently trade at a narrow bid-ask spread and whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment and other investment portfolios, although the bid-ask spreads associated with such investment securities could be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.

The Company does not have a revolving credit facility for its own purposes because its current cash and cash equivalent balances and projected future cash flows from its operations are expected to be sufficient to cover its cash obligations under most loss scenarios through the foreseeable future.

In May 2014 BCRH entered into the BCRH Credit Agreement which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Borrowings under the BCRH Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company serves as a guarantor of BCRH’s obligations under the BCRH Credit Agreement and receives an annual guarantee fee from BCRH equal to 0.125% of the facility’s total capacity.

As of December 31, 2014, BCRH had $8.0 million of outstanding borrowings under the BCRH Credit Agreement. Of these borrowings, $4.0 million was repaid on January 26, 2015, and (while outstanding) was subject to an annual interest rate of 1.33%, and $4.0 million must be repaid no later than April 10, 2015, and is subject to an annual interest rate of 1.32%.

The BCRH Credit Agreement contains covenants that limit BCRH’s and, to a lesser extent, the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The BCRH Credit Agreement also contains covenants that require: (i) BCRH to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) the Company to maintain a financial strength rating from Fitch Ratings Ltd. of at least “BBB+”; and (iii) each of BCRH and the Company to maintain at least 70% of its net worth as of the date of the BCRH Credit Agreement.  If BCRH or the Company were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against BCRH or the Company.  As of December 31, 2014, BCRH and the Company (as a guarantor) were in compliance with each of the covenants associated with the BCRH Credit Agreement.

In May 2014 the BCGR Listed Fund entered into a 364-day unsecured credit agreement (the “BCGR Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the BCGR Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company serves as a guarantor of the BCGR Listed Fund’s obligations under the BCGR Credit Agreement and receives an annual guarantee fee from the BCGR Listed Fund equal to 0.125% of the facility’s total capacity.

As of December 31, 2014, the BCGR Listed Fund had a $4.0 million outstanding borrowing under the BCGR Credit Agreement.  This borrowing was repaid by the BCGR Listed Fund on February 3, 2015, and (while outstanding) was subject to an annual interest rate of 1.27%.

The BCGR Credit Agreement contains covenants that limit the BCGR Listed Fund’s and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The BCGR Credit Agreement also contains a financial covenant that requires the Company to maintain a leverage ratio at or below 30%.  If the Company were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company.  As of December 31, 2014, the BCGR Listed Fund and the Company (as a guarantor) were in compliance with each of the covenants associated with the BCGR Credit Agreement.

Capital Resources

The following table summarizes our capital structure as of December 31, 2014 and 2013:

	December 31,
(Millions)	2014	2013
2022 Senior Notes, at face value	$300.0	$300.0
Trust Preferred Securities	100.0	100.0
Total Debt	$400.0	$400.0

Preferred Shareholders’ Equity available to the Company	150.0	150.0
Common Shareholders’ Equity available to the Company	1,498.2	1,492.1

Total Capital available to the Company	$2,048.2	$2,042.1

Our total capital increased by $6.1 million during 2014 as a result of our recording comprehensive income available to the Company of $221.5 million, recognizing $13.4 million of additional paid-in capital through the amortization and issuance of share-based compensation, recognizing $0.3 million of additional paid-in capital from purchases of non-controlling interests, declaring $43.2 million in dividends to holders of Common Shares and Preferred Shares and repurchasing $185.9 million of Common Shares.

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

We do not consider the BCRH’s short-term borrowings outstanding under the BCRH Credit Agreement that we guarantee to be a component of our capital structure.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, our four year committed letter of credit facility requires us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against us.  As of December 31, 2014 and 2013, we were in compliance with each of the covenants contained in our letter of credit facilities.

We established the Reinsurance Trust and the Florida Multi-Beneficiary Reinsurance Trust  as a means of providing statutory credit to Montpelier Re’s cedants and we established the Lloyd’s Deposit Trust Deed as a means of satisfying Lloyd’s capital requirements.  As a result of these and other trust arrangements we currently utilize, our ongoing reliance on letter of credit facilities has been significantly reduced. See Note 6 of the Notes to Consolidated Financial Statements.

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2014:

	Due in	Due in One	Due in Three	Due After
	One Year	to Three	to Five	Five
Millions	or Less	Years	Years	Years	Total
Loss and LAE reserves	$298.8	$292.6	$107.4	$76.9	$775.7
Debt	8.0	—	—	400.0	408.0
Interest and other financing expenses	19.1	38.1	38.1	120.3	215.6
Letter of credit fees	0.2	0.1	—	—	0.3
Non-cancellable operating leases	4.8	4.7	3.0	6.2	18.7
Unfunded investment commitments	23.4	—	—	—	23.4
Total contractual obligations and commitments	$354.3	$335.5	$148.5	$603.4	$1,441.7

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

Our bilateral letter of credit facility is cancellable upon one-years’ notice and it is assumed, solely for purposes of this exercise, that such notice of cancellation was given on December 31, 2014.  Our four year committed letter of credit facility expires in October 2016 and it is assumed that this facility will not be renewed at that time.

Our non-cancellable operating lease obligations presented represent the actual terms of those arrangements.

Our unfunded commitments to invest: (i) $7.9 million into a private investment fund; and (ii) up to $15.5 million into a private placement fixed maturity investment, are each assumed to be fully funded during 2015.

Regulation and Capital Requirements

Our holding company and insurance and reinsurance operations are subject to regulation and capital requirements established by supervisors in multiple jurisdictions.  See Note 13 of the Notes to Consolidated Financial Statements for detailed information concerning our regulatory and capital requirements.

Off-Balance Sheet Arrangements

The Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures, certain of our ongoing obligations to Selective in connection with the MUSIC Sale and the Company’s guarantee of the BCGR Listed Fund’s obligations under the BCGR Credit Agreement each constitute off-balance sheet arrangements. Excluding these specific transactions, as of December 31, 2014, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

We experienced a net increase (decrease) in our cash and cash equivalents of $(20.7) million, $185.0 million and $(22.1) million during 2014, 2013 and 2012, respectively.

We generated $200.9 million, $120.2 million and $200.8 million of net cash from our operations during 2014, 2013 and 2012, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses and operating expenses paid. Our net loss and LAE payments during 2014, 2013 and 2012 were $258.4 million, $324.3 million and $288.1 million, respectively.

Our investment activities provided (used) net cash and cash equivalents of $14.2 million, $36.6 million and $(141.5) million during 2014, 2013 and 2012, respectively. The cash and cash equivalents provided from our investing activities during 2014 primarily resulted from a decrease in restricted cash and settlements of reverse repurchase agreements offsetting net investment purchases.  The cash and cash equivalents provided from our investment activities during 2013 resulted primarily from net sales of investment securities, whose proceeds were used to pay loss and LAE reserves and to fund repurchases of Common Shares. The cash and cash equivalents used for our investment activities during 2012 resulted primarily from net purchases of investment securities, representing the initial deployment of the net proceeds raised from the issuance of the 2022 Senior Notes and a lower level of Common Share repurchases.

Our financing activities provided (used) net cash and cash equivalents of $(238.4) million, $29.9 million and $(86.8) million during 2014, 2013 and 2012, respectively.  Our financing cash flows are largely influenced by our Common Share repurchase activities from year-to-year.  In addition, our financing cash flows in 2013 and 2012 benefitted from receipts of third-party investments in non-controlling interests and the net proceeds raised from the issuance of the 2022 Senior Notes, respectively.

Detailed information regarding our cash flows for the years ended December 31, 2014, 2013 and 2012, follows:

For the Year Ended December 31, 2014

Our cash flows provided from operations totaled $200.9 million.

Our cash flows provided from investing activities totaled $14.2 million, resulting from the following:

•                  we received $497.5 million from net sales and maturities of fixed maturity investments,

•                 we paid $655.3 million for net purchases of equity securities and other investments,

•                  we paid $10.0 million in settlements of investment-related derivative instruments,

•                  we received $85.2 million pursuant to net settlements of reverse repurchase agreements,

•                  we had a $106.3 million decrease in our restricted cash,

•                  we paid $4.1 million in investment performance fees, and

•                  we paid $5.4 million to acquire capitalized assets.

Our cash flows used for financing activities totaled $238.4 million, resulting from the following:

•                  we paid $185.9 million to repurchase Common Shares,

•                  we received $5.2 million from third party investors in the BCGR Listed Fund,

•                  we paid $7.9 million for purchases of BCRH Common Shares made by the Company,

•                  we paid $11.8 million pursuant to net settlements of repurchase agreements,

•                  BCRH borrowed $8.0 million under the BCRH Credit Agreement,

•                  we paid $5.5 million in dividends to non-controlling holders of BCRH Common Shares, and

•                  we paid $40.5 million in dividends to holders of Common Shares and Preferred Shares.

We also experienced a $2.6 million increase in the U.S. dollar value of our cash and cash equivalents due to foreign currency exchange rate fluctuations.

For the Year Ended December 31, 2013

Our cash flows provided from operations totaled $120.2 million.

Our cash flows provided from investing activities totaled $36.6 million, resulting from the following:

•                  we received $137.2 million from net sales and maturities of fixed maturity investments,

•                 we received $21.9 million from net sales of equity securities and other investments,

•                  we paid $18.1 million in settlements of investment-related derivative instruments,

•                  we paid $33.4 million pursuant to net settlements of reverse repurchase agreements,

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

Our cash flows used for investing activities totaled $141.5 million, resulting from the following:

•                  we paid $224.7 million for net purchases of fixed maturity investments,

•                 we received $38.4 million from net sales of equity securities and other investments,

•                  we paid $1.0 million in expenses related to the MUSIC Sale,

•                  we received $0.7 million in settlements of investment-related derivative instruments,

•                  we paid $12.6 million pursuant to net settlements of reverse repurchase agreements,

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

Cash and Cash Equivalents Held by Our U.K. and U.S. Subsidiaries

As of December 31, 2014, we held total cash and cash equivalents of $447.7 million. Of this amount, $415.2 million was held by our Bermuda companies, $24.3 million was held by our U.K. companies and $8.2 million was held by our U.S. companies.

We have no current intention, or need, to repatriate any cash or cash equivalents from our U.K. or U.S. operations to Bermuda in order to satisfy our parent company obligations.  Additionally, our current structure is such that any distributions of earnings, in the form of cash or otherwise, from our subsidiaries outside of Bermuda would not currently subject us to a material amount of incremental taxation.

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

Most of our property treaty reinsurance contracts comprise business which has both a low frequency of claims occurrence and a high potential severity of loss, such as claims arising from natural catastrophes, terrorism, large individual property risks, and space and aviation risks. Given the high-severity, low-frequency nature of these events, the losses typically generated therefrom do not lend themselves to traditional actuarial reserving methods, such as statistical calculations of a range of estimates surrounding the best point estimate of our loss and LAE reserves. Therefore, our reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses as a means of estimating ultimate losses for an entire accident year. We estimate our reserves for these large events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event.

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

While the approach we use in reserving for large events is applied with consistency, at any point in time the specific reserving assumptions may vary among contracts. The assumptions for a specific contract may depend upon the class of business, historical reporting patterns of the cedant, whether or not the cedant provides an IBNR estimate, how much of the loss has been paid, the number of underlying claims still open, the number of claims potentially subject to litigation and other factors. For example, the expected loss development for a contract with 1% of its claims still open would likely be less than for a contract with 50% of its claims still open.

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

Time lags are inherent in loss reporting, especially in the case of excess-of-loss reinsurance contracts. Also, the combined characteristics of low claim frequency and high claim severity make the available data more volatile and less useful for predicting ultimate losses. In the case of proportional contracts, we rely on an analysis of a contract’s historical experience, industry information and the professional judgment of underwriters in estimating reserves for these contracts. In addition, we utilize ultimate loss ratio forecasts when reported by cedants and brokers, which are normally subject to a quarterly or six month lag for proportional business. Due to the degree of reliance that we place on ceding companies for claims reporting, our reserve estimates are highly dependent on ceding companies’ management judgment. Furthermore, during the loss settlement period, which may last several years, additional facts regarding individual claims and trends often will become known, and case law may change, all of which can affect ultimate expected losses.

The nature and extent of loss information provided under many facultative and per occurrence excess-of-loss contracts, where our personnel work closely with the ceding company in settling individual claims, may not differ significantly from the information received under a primary insurance contract. Loss information from aggregate excess-of-loss contracts, including catastrophe losses and proportional treaties, will often be less detailed. Occasionally, such information is reported in summary format rather than on an individual claim basis.

Since we rely on ceding company estimates of case and IBNR reserves in the process of establishing our own loss and LAE reserves, we maintain certain procedures designed to mitigate the risk that such information is incomplete or inaccurate. These procedures may include: (i) comparisons of expected premiums to reported premiums, which helps us to identify delinquent client periodic reports; (ii) ceding company audits to facilitate loss reporting and identify inaccurate or incomplete reporting of claims; and (iii) underwriting reviews to ascertain that the losses ceded are covered as provided under the contract terms. We also use catastrophe model outputs and industry market share information to evaluate the reasonableness of reported losses, which are also compared to loss reports received from other cedants and brokers. In addition, each subsequent year of loss experience with a given cedant provides additional insight into the accuracy and timeliness of previously reported information. These procedures are incorporated in our internal controls process on an ongoing basis and are regularly evaluated and amended as market conditions, risk factors, and unanticipated areas of exposure develop.  Our claims handling follow-up actions do not permit us to capture data which records the extent to which ceding company claims are subsequently adjusted as a result of these activities, nor do they permit us to determine the extent to which our actions influence the accuracy of subsequent cedant reporting. Nonetheless, we: (i) reserve the right to perform ceding company audits in order to facilitate loss reporting and identify inaccurate or incomplete claims reporting; and (ii) consider unreliable reporting to be a factor which influences an underwriters’ willingness to offer terms to potential cedants. We believe that our diligence in these matters promotes better reporting by cedants and brokers over the long term. In our history, disputes with ceding companies have been rare and those which have not been resolved in negotiation have been resolved through arbitration in accordance with contractual provisions.

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

Estimating loss reserves for our book of longer-tail casualty reinsurance business, which can be written on an excess-of-loss or proportional basis, involves further uncertainties. In addition to the uncertainties inherent in the reserving process referred to above, casualty business can be subject to longer reporting lags than property business and claims often take several years to settle. During this period additional factors and trends will be revealed and, as they become apparent, we may adjust our reserves. There is also the potential for the emergence of new types of losses within our casualty book. Therefore, any factors that extend the time until claims are settled add uncertainty to the reserving process. Furthermore, determining the appropriate level of casualty reserves is largely dependent upon our view of premium rates at any given time. Therefore, overestimating the extent to which premium rates have increased (or decreased) can lead to an understatement (or overstatement) of loss reserves.  This uncertainty is particularly relevant in relation to Montpelier at Lloyd’s business that is underwritten by its managing agents and coverholders.  At December 31, 2014 and 2013, we recorded gross loss and LAE reserves related to our casualty business of $242.4 million and $223.2 million, respectively.

Our internal actuaries, our CEO and our CFO each review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by both an independent loss reserve specialist and an independent registered public accounting firm, each using generally accepted actuarial principles. The Audit Committee also reviews our quarterly and annual reserve analyses.

We do not typically experience significant claims processing backlogs, although such backlogs may occur following a major catastrophic event.  At December 31, 2014 and 2013, we did not have a significant backlog in either our insurance or reinsurance claims processing.

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

The following tables provide the details of our gross case reserves and IBNR, by line of business, at December 31, 2014 and 2013:

(Millions)	Gross IBNR at Dec. 31, 2014	Gross Case Reserves at Dec. 31, 2014	Gross Loss and LAE Reserves at Dec. 31, 2014

Property Catastrophe - Treaty	$89.5	$73.6	$163.1
Property Specialty - Treaty	42.4	28.3	70.7
Other Specialty - Treaty	217.9	94.5	312.4
Property and Specialty Individual Risk	127.1	102.4	229.5
Total	$476.9	$298.8	$775.7

(Millions)	Gross IBNR at Dec. 31, 2013	Gross Case Reserves at Dec. 31, 2013	Gross Loss and LAE Reserves at Dec. 31, 2013

Property Catastrophe - Treaty	$123.9	$100.9	$224.8
Property Specialty - Treaty	59.4	41.0	100.4
Other Specialty - Treaty	227.5	72.8	300.3
Property and Specialty Individual Risk	138.9	117.2	256.1
Total	$549.7	$331.9	$881.6

The portion of our gross loss and LAE reserves at any given time represented by IBNR tends to be lower in periods during which we experience large loss events (such as catastrophes) than those during which we experience loss events of a lower severity. This is because losses from larger events tend to move from IBNR to reported losses much faster than those of a lower severity.  With respect to 2014 and 2013, years in which we experienced no large loss events, our ending gross IBNR reserves remained consistent at 61% and 62% of our total ending gross loss and LAE reserves, respectively.

We have determined that our best estimates for our gross loss and LAE reserves at December 31, 2014 and 2013 were $775.7 million and $881.6 million, respectively. Of these estimates, at December 31, 2014 and 2013, $167.6 million and $174.6 million related to our direct insurance business, respectively, and $608.1 million and $707.0 million related to our reinsurance business, respectively.

Favorable development of prior period net losses experienced as a percentage of our opening net loss reserves across all underwriting years was 18.6%, 14.3% and 8.7% for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease in our net income or loss and shareholders’ equity of approximately $109.1 million. The net income or loss and shareholders’ equity impact of the change in net reserves might be partially offset by adjustments to items such as reinstatement premiums, profit commission expense, incentive compensation and income taxes.

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

Excess-of-loss contracts often include contract terms that require an automatic reinstatement of coverage in the event of a loss. The associated reinstatement premium is normally calculated on the basis of: (i) a fixed percentage (normally 100%) of the deposit or minimum premium; and (ii) the proportion of the original limit exhausted.  In a year of relatively large loss events (such as 2012), reinstatement premiums will be higher than in a year in which there are no such events (such as 2014 and 2013). Reinstatement premiums are fully earned or expensed as applicable when a triggering loss event occurs and losses are recorded. We record reinstatement premiums on a basis consistent with our estimates of loss and LAE.  During 2014, 2013 and 2012, we recorded net written and earned reinstatement premiums totaling $8.7 million, $1.5 million and $13.1 million, respectively.

We routinely review the creditworthiness of our cedants on the basis of our market knowledge, the cedant’s current financial strength ratings, the timeliness of cedants’ past payments and the status of current balances owing.  Based on our reviews, we established allowances of $3.7 million and $3.6 million for uncollectible insurance and reinsurance premiums receivable as of December 31, 2014 and 2013, respectively, each of which represented less than one percent of our consolidated net insurance and reinsurance premiums earned in those years.

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

Reinsurance recoverable on paid losses represents amounts currently due from reinsurers.  Reinsurance recoverable on unpaid losses represents amounts that will be collectible from reinsurers once the losses are paid.  The recognition of reinsurance recoverable requires two key judgments.  In determining our ceded IBNR, the first judgment involves the estimation of the amount of gross IBNR to be ceded to reinsurers. Ceded IBNR is developed as part of our loss reserving process and consequently, the estimate is subject to risks and uncertainties similar to the estimation of gross IBNR.  The second judgment relates to the amount of the reinsurance recoverable balance that ultimately will not be collected from reinsurers due to insolvency, contractual dispute or other reasons.

As of December 31, 2014 and 2013, we recorded $7.1 million and $3.6 million in reinsurance recoverable on paid losses, respectively, and $48.7 million and $63.6 million in reinsurance recoverable on unpaid losses, respectively.  We record provisions for uncollectible reinsurance recoverable when collection becomes unlikely due to the reinsurer’s inability to pay.  Based on a review of the financial condition of the reinsurers and other factors, we have determined that a reserve for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered necessary as of December 31, 2014 and 2013.

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

As of December 31, 2014 and 2013, we had no ongoing material reinsurance contract disputes.

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

We currently use Variable RSUs as the principal component of our ongoing long-term incentive compensation for our employees. Variable RSUs are awarded based on our performance during the Initial RSU Period and are earned ratably each year based on continued employment over a four-year vesting period.  Since the number of RSUs to be awarded is dependent upon our performance during the Initial RSU Period, the number of RSUs estimated to be awarded for that cycle may fluctuate throughout the Initial RSU Period.

For each of the years presented, the number of Variable RSUs expected to be formally awarded to employees was based on our increase in FCBVPCS for such year.  FCBVPCS is computed by dividing the common shareholders’ equity available to the Company by the sum of its ending Common Shares and unvested RSUs outstanding. Our calculation of the increase in our FCBVPCS represents the growth in our FCBVPCS during the Initial RSU Period, after taking into account dividends on Common Shares declared during such period.

We also use Fixed RSUs as a supplemental component of our ongoing long-term incentive compensation for certain of our employees and non-employee directors.  Unlike Variable RSUs, the number of Fixed RSUs is fixed on the grant date. Fixed RSUs are typically granted for the following purposes: (i) to induce individuals to join Montpelier; (ii) to retain certain key employees; (iii) to reward employees for exhibiting outstanding individual performance; and (iv) as remuneration to non-management members of the boards of directors of both the Company and MAL. Additionally, when the actual number of Variable RSUs to be awarded in any given year has been formally determined, they are effectively converted into Fixed RSUs.

For the 2014-2017 Variable RSU award cycle, the targeted performance metric was based on a 2014 increase in FCBVPCS of 10.0%, which would have generated a grant of approximately 495,000 Variable RSUs to participants. The payout range for that year was from a threshold of 3.0% (generating no RSUs) to a maximum of 17.0% (generating approximately 990,000 Variable RSUs). Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 850,262 RSUs (as recorded at December 31, 2014) to as few as 494,340 RSUs (as recorded at March 31, 2014). Because we determined our achieved increase in FCBVPCS for 2014 to be 15.0%, the preliminary number of Variable RSUs expected to be granted for the 2014-2017 Variable RSU award cycle was determined to be 850,262 at December 31, 2014. The final number of Variable RSUs granted for the 2014-2017 Variable RSU award cycle will be formally determined by the Compensation Committee on February 26, 2015 and any adjustments required to be made will be recorded in our consolidated financial statements in the first quarter of 2015.

For the 2013-2016 Variable RSU award cycle, the targeted performance metric was based on a 2013 increase in FCBVPCS of 9.76%, which would have generated a grant of approximately 500,000 Variable RSUs to participants. The payout range for that year was from a threshold of 2.76% (generating no RSUs) to a maximum of 16.76% (generating approximately 1,000,000 Variable RSUs). Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 900,800 RSUs (as recorded at December 31, 2013) to as few as 498,954 RSUs (as recorded at March 31, 2013). Because we determined our achieved increase in FCBVPCS for 2013 to be 14.3%, the preliminary number of Variable RSUs expected to be granted for the 2013-2016 Variable RSU award cycle was determined to be 900,800 at December 31, 2013. The final number of Variable RSUs granted for the 2013-2016 Variable RSU award cycle was formally determined to be 883,537 RSUs (or 166% of the in force target RSUs for that cycle at that time) by the Compensation Committee in February 2014.

For the 2012-2015 Variable RSU award cycle, the targeted performance metric was based on a 2012 increase in FCBVPCS of 9.88%, which would have generated a grant of approximately 560,000 Variable RSUs to participants. The payout range for that year was from a threshold of 2.88% (generating no RSUs) to a maximum of 16.88% (generating approximately 1,120,000 Variable RSUs). Throughout the Initial RSU Period for this cycle, our quarterly Variable RSU accrual for this cycle varied in response to actual year-to-date results achieved and ranged from as many as 1,068,556 RSUs (as recorded at September 30, 2012) to as few as 669,105 RSUs (as recorded at March 31, 2012). Because we determined our achieved increase in FCBVPCS for 2012 to be 17.0%, the preliminary number of Variable RSUs expected to be granted for the 2012-2015 Variable RSU award cycle was determined to be 1,058,304 at December 31, 2012. The final number of Variable RSUs granted for the 2012-2015 Variable RSU award cycle was formally determined to be 1,058,304 RSUs (or 200% of the in force target RSUs for that cycle at that time) by the Compensation Committee in February 2013.

For the years covered by this Report on Form 10-K, we assumed a zero to 8.8% forfeiture rate depending on the nature and term of individual awards and past and recent experience. Our forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels.  True-up adjustments are made as deemed necessary.

During 2014, 2013 and 2012, we also granted 49,000, 35,000 and 50,700 Fixed RSUs, respectively, to certain of our employees and non-management directors.

During 2014, 2013 and 2012, we recognized $19.8 million, $18.0 million and $12.1 million of RSU expense, respectively.

As of December 31, 2014, the unamortized grant date fair value of the 1,520,764 RSUs outstanding was $17.0 million. As of December 31, 2013, the unamortized grant date fair value of the 1,448,374 RSUs outstanding was $12.2 million.

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

Market Risk

Interest Rate Risk

Fixed Maturity Investments and Other Investments.  As a provider of short-tail insurance and reinsurance for losses resulting mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice.  Since changes in market interest rates result in fluctuations in the fair value of our fixed maturity investments and certain of our other investments, we have structured our investment portfolio with high-quality fixed maturity securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our expected liabilities.  Nonetheless, if our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments at inopportune times, potentially at a significant loss.

We manage the interest rate risk associated with our fixed maturity investments and certain of our other investments by monitoring the average duration of the portfolio, which allows us to achieve an acceptable yield without subjecting the portfolio to an unreasonable level of interest rate risk.

The table below summarizes the estimated pre-tax effects of increases and decreases in market interest rates on our fixed maturity investments and certain of our other investments as of December 31, 2014 and 2013:

Fixed Maturity Investments ($ in millions)	Fair Value (1)	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2014	$2,462.0	100 bp decrease	$2,481.9	$19.9
		100 bp increase	2,422.8	(39.2)

As of December 31, 2013	$2,360.2	100 bp decrease	$2,435.2	$75.0
		100 bp increase	2,292.6	(67.6)

(1)  The net amount shown for 2014 represents the aggregate value of our long fixed maturity investments ($1,901.0 million) plus our fixed maturity investments held within our other investments ($631.5 million)  less our liability for fixed maturities sold short ($70.5 million), each presented at December 31, 2014. The net amount shown for 2013 represents the aggregate value of our long fixed maturity investments ($2,430.8 million) plus our fixed maturity investments held within our other investments ($59.4 million)  less our liability for fixed maturities sold short ($130.0 million), each presented at December 31, 2013.

Debt.  Our outstanding debt at December 31, 2014 and 2013 consisted of the 2022 Senior Notes, the Trust Preferred Securities and BCRH’s borrowings under the BCRH Credit Agreement. The 2022 Senior Notes bear interest at a fixed rate of 4.70% per annum and are scheduled to mature on October 15, 2022, the Trust Preferred Securities bear interest at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly, and are scheduled to mature on March 30, 2036 and our borrowings under the BCRH Credit Agreement are short-term obligations which bear interest at a floating rate equal to the 3-month LIBOR plus 100 basis points.

At December 31, 2014, the fair value of the 2022 Senior Notes was $306.3 million, which compared to a carrying value of $299.3 million.  At December 31, 2013, the fair value of the 2022 Senior Notes was $303.2 million, which compared to a carrying value of $299.2 million.

At December 31, 2014, the fair value of the Trust Preferred Securities was $92.0 million, which compared to a carrying value of $100.0 million.  At December 31, 2013, the fair value of the Trust Preferred Securities was $89.5 million, which compared to a carrying value of $100.0 million.

At December 31, 2014, the fair value of BCRH’s outstanding borrowings under the BCRH Credit Agreement, which must be repaid in early 2015, approximated their carrying value of $8.0 million.

In February 2012 we entered into the LIBOR Swap, which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided we hold the LIBOR Swap to its maturity. At December 31, 2014 and 2013, the fair value of the LIBOR Swap (which is recorded as an other investment on our consolidated balance sheets) was negative $0.3 million and negative $0.5 million, respectively.

Derivative Instruments.  As of December 31, 2014 and 2013, we had the following derivative instruments, expressed either as a net asset, (liability) or (contra-asset), with direct or indirect exposure to fluctuations in market interest rates: (i) Credit Derivatives with a fair value of $1.8 million and $(0.2) million, respectively, (ii)  Interest Rate Contracts with a fair value of less than $0.1 million and $1.5 million, respectively; and (iii) Investment Options and Futures (long and short) with a fair value of less than $0.1 million and $2.5 million, respectively.

The table below summarizes the estimated hypothetical pre-tax effects of increases and decreases in market interest rates on our derivative instruments as of December 31, 2014 and 2013:

Derivative Instruments ($ in millions)	Fair Value	Hypothetical Change in Market Interest Rates	Resulting Estimated Fair Value	Resulting Increase (Decrease) in Fair Value
As of December 31, 2014	$1.8	100 bp decrease	$2.1	$0.3
		100 bp increase	1.5	(0.3)

As of December 31, 2013	$3.8	100 bp decrease	$(7.3)	$(11.1)
		100 bp increase	12.7	8.9

The table above excludes the effects of any hypothetical increases and decreases in market interest rates on the LIBOR Swap because the LIBOR Swap serves to fix the amount of future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, at a fixed rate of 4.905%.

Foreign Currency Risk

We often collect premiums and pay losses in foreign currencies. We also maintain a portion of our investment portfolio in foreign currencies. Accordingly, we are exposed to fluctuations in the exchange rates of these currencies.

Our reporting currency is the U.S. dollar.  The British pound is the functional currency for the operations of Syndicate 5151, MUAL, MCL and MUSL. The U.S. dollar is the functional currency for all our other operations. The assets and liabilities of our foreign operations are converted to U.S. dollars at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using average exchange rates for the period. Net foreign currency gains and losses arising from translating our foreign operations to U.S. dollars are reported as a separate component of our shareholders’ equity as translation gains and losses, with changes therein reported as a component of our other comprehensive income.

Our U.K. operations had net liabilities denominated in British pounds with a U.S. dollar equivalent value of $15.2 million at December 31, 2014.  Assuming a hypothetical 10% increase (or decrease) in the rate of exchange from British pounds to U.S. dollars as of December 31, 2014, we would expect the carrying value of these net liabilities to increase (or decrease) by approximately $1.5 million.

During 2014, 2013 and 2012, we recorded pretax net foreign currency transaction gains (losses), separately presented in our consolidated statements of operations and comprehensive income, of $9.4 million, $(15.9) million and $(12.8) million, respectively.  In addition, during 2014, 2013 and 2012, we recorded pretax net foreign currency transaction gains (losses) associated with our loss and LAE, which we record as favorable or (unfavorable) loss and LAE reserve development, of $(8.6) million, $7.5 million and $6.7 million, respectively.  During 2014, 2013 and 2012, we also recorded net foreign currency translation gains (losses) in our consolidated statements of operations and comprehensive income of $(2.4) million, $0.9 million and $0.8 million, respectively.

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

We recorded net income (losses) associated with our Foreign Exchange Contracts of $1.9 million, $(2.5) million and $3.6 million during 2014, 2013 and 2012, respectively.

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

We estimate that a 10% price increase or decrease affecting the value of our equity securities and certain of our other investments and derivative instruments (those with exposure to equity price risk) as of December 31, 2014 and 2013, would have had an net impact to our total shareholders’ equity of less than 1% as of those dates.

Credit Risk

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of our investment securities (primarily our fixed maturity investments and certain of our other investments), credit derivatives, insurance and reinsurance premiums receivable and our reinsurance recoverables.

Fixed Maturity Investments.  We believe that we have a high-quality fixed maturity investment portfolio, meaning that we would expect that our exposure to the loss of principal resulting from issuer credit difficulties to be less than that of an entity with a lower quality fixed maturity portfolio.  We measure the quality of our fixed maturity investment portfolio based on its average overall rating, which was “A+” (Strong) by Standard & Poor’s at December 31, 2014, and by the overall strength and consistency of its fair value over time.

We also believe that we have no significant concentrations of credit risk from a single issue or issuer within our investment portfolio other than concentrations in U.S. government and U.S. government-sponsored enterprises. Our investment guidelines prohibit us from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and we did not own an aggregate fixed maturity investment in a single entity, other than U.S.-backed securities, in excess of 10% of our total shareholders’ equity at December 31, 2014 and 2013.

As of December 31, 2014, 67% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency), 11% were rated “BBB” (Good) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and 22% were either unrated or rated below “BBB” by Standard & Poor’s (or an equivalent rating with another recognized rating agency).  As of December 31, 2013, 68% of our fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency), 11% were rated “BBB” (Good) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and 21% were either unrated or rated below “BBB” by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

In accordance with our investment controls and guidelines, we routinely monitor the credit quality of our fixed maturity investments, including those involving investments in: (i) the Eurozone; (ii) commercial mortgage backed securities; (iii) non-agency collateralized residential mortgage obligations; (iv) U.S. state and local municipalities; (v) subprime and Alternative A exposed mortgage-backed securities; and (vi) those securities that benefit from credit enhancements provided by third-party financial guarantors.  As of December 31, 2014 and 2013, the total market value of the fixed maturity investments that we held in each of these classes approximated the associated amortized cost.  A summary of the details associated with these investments follows:

We currently hold long and short fixed maturity investments with exposure to the Eurozone. As of December 31, 2014, we held $141.5 million of net sovereign, corporate and asset-backed fixed maturity investments with exposure to the Eurozone with an amortized cost of $142.4 million. Of our total Eurozone holdings at December 31, 2014, $40.1 million represented net debt obligations of financial corporations with an amortized cost of $40.2 million.  As of December 31, 2013, we held $155.2 million of net sovereign, corporate and asset-backed fixed maturity investments with exposure to the Eurozone with an amortized cost of $152.0 million. Of our total Eurozone holdings at December 31, 2013, $52.9 million represented net debt obligations of financial corporations with an amortized cost of $51.7 million.

We currently hold commercial mortgage backed securities (“CMBS Securities”) within our fixed maturity portfolio.  As of December 31, 2014, we held $101.4 million of CMBS Securities with an amortized cost of $100.6 million, 91% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency). As of December 31, 2013, we held $138.9 million of CMBS Securities with an amortized cost of $137.7 million, 97% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

We currently hold non-agency collateralized residential mortgage obligations (“Non-Agency CMOs”) within our fixed maturity portfolio.  Non-Agency CMOs are not backed by a U.S. government-sponsored enterprise.  As of December 31, 2014, we held $86.6 million of Non-Agency CMOs with an amortized cost of $85.7 million, 85% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).  As of December 31, 2013, we held $119.2 million of Non-Agency CMOs with an amortized cost of $118.1 million, 23% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

We currently hold U.S. state and local municipal bonds within our fixed maturity portfolio.  As of December 31, 2014, we held $19.4 million of municipal bonds with an amortized cost of $19.4 million, 80% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).  As of December 31, 2013, we held $47.1 million of municipal bonds with an amortized cost of $47.2 million, 79% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

We currently hold fixed maturity investments that have exposure to subprime and Alternative A mortgage markets.  As of December 31, 2014, we held $5.9 million of subprime and Alternative A investments with an amortized cost of $5.5 million, 12% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).  As of December 31, 2013, we held $76.3 million of subprime and Alternative A investments with an amortized cost of $76.5 million, 13% of which were rated “BBB” (Good) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

We currently hold fixed maturity investments that are subject to credit enhancements provided by third-party financial guarantors.  As of December 31, 2014, we held $1.6 million of credit enhanced investments with an amortized cost of $1.6 million.  As of December 31, 2013, we held $4.5 million of credit enhanced investments with an amortized cost of $4.4 million. We estimate that these investments held at December 31, 2014 and 2013 would be rated “BBB-” (Good) or better by Standard & Poor’s excluding the effects of financial guarantee enhancements, if they were rated on that basis.

Other Investments.   We hold fixed maturity investments in various investment funds and limited partnership interests within our other investment portfolio.  As of December 31, 2014 and 2013, we held $631.5 million and $59.4 million, respectively, of other investments with exposure to fixed and floating rate fixed maturity investments (net of short positions).

The overall investment objective of the various fixed maturity investments contained within our other investment portfolio is to achieve an adequate risk-adjusted total return, primarily though investments in fixed and floating rate securities denominated in various currencies which are issued by governments, government agencies, supranational, financial institutions and corporate issuers worldwide. These fixed maturity investments often incorporate long and short credit exposures and often employ the use of investment-related derivatives in order to achieve their targeted investment return goals. We estimate that the fixed maturity investments held within our other investment portfolio at December 31, 2014 and 2013 had an average credit rating of “AA” (Very Strong) and “BBB” (Good), respectively,  by Standard & Poor’s (or an equivalent rating with another recognized rating agency).

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

Our premiums receivable are recorded at amounts due less an allowance for doubtful accounts.  As of December 31, 2014 and 2013, our allowance for doubtful accounts was $3.7 million and $3.6 million, respectively.

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

Under our reinsurance security policy, our reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. We also consider reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if adequately collateralized.  We monitor the financial condition and ratings of our reinsurers on an ongoing basis.

As of December 31, 2014 and 2013, we did not have any reinsurance recoverables from reinsurers rated less than “A-” by A.M. Best, except in those instances where the reinsurer has either: (i) fully-collateralized their reinsurance obligation to us; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but is considered by management to be financially sound.

As of December 31, 2014 and 2013, we determined that an allowance for uncollectible reinsurance recoverable on paid and unpaid loss and LAE was not considered necessary.

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

Item 9.               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014.  Based on that evaluation, our PEO and PFO have concluded that our disclosure controls and procedures are effective.

Our PEO and PFO have also evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  Based on that evaluation, our PEO and PFO have concluded that our internal controls over financial reporting are effective.  Management’s annual report on internal control over financial reporting is included on page F-48 of this report. The audit report of PricewaterhouseCoopers Ltd., an independent registered public accounting firm, is included on page F-49 of this report.

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Reported under the captions “Directors, Executive Officers and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

The Company’s Code of Conduct and Ethics, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.montpelierre.bm and is included as Exhibit 14 to this report. The Company’s Code of Conduct and Ethics is also available in print free of charge to any shareholder upon request.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board since the shareholders voted to approve amendments to our Bye-Laws on May 16, 2014.  The procedures for shareholders to nominate directors are reported under the caption “The Board and Committees - Shareholder Recommendations” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 11.        Executive Compensation

Reported under the caption “Executive Compensation” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reported under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2015 Proxy Statement, herein incorporated by reference and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 herein.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Reported under the captions “Certain Relationships and Related Transactions” and “The Board and Committees” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 14.   Principal Accountant Fees and Services

Reported under the caption “Appointment of Independent Auditor” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

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

Exhibit
Number	Description of Document

3.1	Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-89408).

3.2	Amended and Restated Bye-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2014).

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 10-K filed on February 26, 2010).

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

Exhibit
Number	Description of Document

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

10.20

Service Agreement between Richard M.M. Chattock, MUSL and Spectrum Syndicate Management Limited (“Spectrum”) dated August 1, 2007. (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report filed on Form 10-K filed February 26, 2014).

10.21

Deed between Richard M.M. Chattock, MUSL and Spectrum dated November 5, 2008. (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report filed on Form 10-K filed February 26, 2014).

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

Exhibit
Number	Description of Document

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

10.40

Form of 2014 Annual Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan. (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report filed on Form 10-K filed February 26, 2014).

10.41

Form of 2014 Director Restricted Share Unit Award Agreement under the Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K filed May 19, 2014).

10.42	The Company’s 2011 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.43	The Company’s 2012 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2012).

10.44	The Company’s 2013 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report filed on Form 10-K filed February 25, 2013).

10.45	The Company’s 2014 Annual Bonus Plan. (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report filed on Form 10-K filed February 26, 2014).

10.46

Standing Agreement for Letters of Credit between Montpelier Re and the Bank of New York (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2005).

10.47

Stock Purchase Agreement between GAINSCO, Inc., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2007).

10.48

Stock Purchase Agreement between Montpelier Re U.S. Holdings Ltd. and Selective Insurance Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 20, 2011).

10.49

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

10.52

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

10.54

Letter of Credit Reimbursement and Pledge Agreement, dated October 31, 2012, between Montpelier Re and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2012).

10.55

Retrocession Agreement dated December 31, 2013, between Blue Capital Re Ltd. and Blue Water Re Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2014).

10.56

Investment Management Agreement dated November 12, 2013, between BCRH and BCML (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

Exhibit
Number	Description of Document

10.57

Underwriting and Insurance Management Agreement dated November 12, 2013, among BCRH, Blue Capital Re and BCML (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.58	Amended and Restated Administrative Services Agreement dated November 13, 2014 between BCRH and BCML (*)

10.59

Trademark License Agreement dated November 12, 2013, between BCRH and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.60

Assignment of Christopher L. Harris’ Director Remuneration paid by BCRH to the Company dated February 25, 2014. (incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report filed on Form 10-K filed February 26, 2014).

10.61

Assignment of William Pollett’s Director Remuneration paid by BCRH to the Company dated February 25, 2014. (incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report filed on Form 10-K filed February 26, 2014).

10.62

Credit Agreement dated as of May 2, 2014, among BCRH (as Borrower), the Guarantors party thereto (as Guarantors), Royal Bank of Canada (as Administrative Agent), RBC Capital Markets (as Arranger) and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.63

Guarantee Agreement dated as of May 2, 2014, among the Company, and the other Guarantors party thereto and Royal Bank of Canada (as Administrative Agent) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.64

Credit Agreement dated as of May 15, 2014, among BCGR, the Company (as the Guarantor) and Barclays Bank plc (as the Lender) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014).

11	Computation of Per Share Earnings (included as Note 2 of the Notes to Consolidated Financial Statements) (*)

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (*)

14	Code of Ethics (*)

21	Subsidiaries of the Registrant (*)

23	Consent of PricewaterhouseCoopers Ltd. (*)

24	Power of Attorney (included as part of Signatures page) (*)

31.1	Certification of Christopher L. Harris, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (*)

32	Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, pursuant to 18 U.S.C. Section 1350 (*)

101

The following materials from the Company’s Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012; and (iv) the Notes to the Consolidated Financial Statements (*)

Pursuant to Item 602(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

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

MONTPELIER RE HOLDINGS LTD.

Date: February 25, 2015	By:	/s/ MICHAEL S. PAQUETTE
Michael S. Paquette
Executive Vice President and
Chief Financial Officer

Power of Attorney

KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint Christopher L. Harris, Michael S. Paquette, Jonathan B. Kim and Allison D. Kiene and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and any and all amendments thereto; such Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 25th day of February, 2015.

Signature	Title

/s/ CHRISTOPHER L. HARRIS	President, Chief Executive Officer and Director
Christopher L. Harris	(Principal Executive Officer)

/s/ MICHAEL S. PAQUETTE	Executive Vice President and Chief Financial Officer
Michael S. Paquette	(Principal Financial Officer and Principal Accounting Officer)

/s/ ANTHONY TAYLOR	Chairman
Anthony Taylor

/s/ JOHN G. BRUTON	Director
John G. Bruton

/s/ MORGAN W. DAVIS	Director
Morgan W. Davis

/s/ MICHAEL R. EISENSON	Director
Michael R. Eisenson

/s/ HENRY R. KEIZER	Director
Henry R. Keizer

/s/ NICHOLAS C. MARSH	Director
Nicholas C. Marsh

/s/ JOHN F. SHETTLE, JR.	Director
John F. Shettle, Jr.

/s/ CANDACE L. STRAIGHT	Director
Candace L. Straight

/s/ SUSAN J. SUTHERLAND	Director
Susan J. Sutherland

/s/ IAN M. WINCHESTER	Director
Ian M. Winchester

Index to Consolidated Financial Statements and Financial Statement Schedules

* Not required to be filed in accordance with Rule 7-05 of Regulation S-X.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions of U.S. dollars, except share and per share amounts)	2014	2013
Assets
Fixed maturity investments, at fair value (amortized cost: $1,902.9 and $2,421.9)	$1,901.0	$2,430.8
Equity securities, at fair value (cost: $163.8 and $106.6)	173.1	117.3
Other investments (cost: $642.4 and $77.7)	642.0	78.8
Total investments	2,716.1	2,626.9
Cash and cash equivalents	447.7	468.4
Restricted cash	26.6	133.7
Reinsurance recoverable on unpaid losses	48.7	63.6
Reinsurance recoverable on paid losses	7.1	3.6
Insurance and reinsurance premiums receivable	206.5	203.4
Unearned reinsurance premiums ceded	24.0	22.6
Deferred insurance and reinsurance acquisition costs	53.3	51.5
Accrued investment income	11.5	15.0
Amounts receivable under reverse repurchase agreements	—	80.8
Unsettled sales of investments	51.1	58.8
Other assets	36.5	30.2

Total Assets	$3,629.1	$3,758.5
Liabilities
Loss and loss adjustment expense reserves	$775.7	$881.6
Debt	407.3	399.2
Unearned insurance and reinsurance premiums	275.4	276.7
Insurance and reinsurance balances payable	48.0	43.3
Liability for investment securities sold short	76.2	155.6
Unsettled purchases of investments	68.8	58.8
Accounts payable, accrued expenses and other liabilities	63.2	56.3

Total Liabilities	1,714.6	1,871.5

Commitments and Contingent Liabilities (See Note 15)	—	—

Shareholders’ Equity
Non-cumulative Preferred Shares, Series A, at 1/6 cent par value per share - 6,000,000 shares authorized and issued	150.0	150.0
Common Shares, at 1/6 cent par value per share - 1,200,000,000 shares authorized; 45,113,841 and 50,462,839 shares issued	0.1	0.1
Additional paid-in capital	744.4	900.5
Common Shares held in treasury at cost; 1,494,717 and 1,188,674 shares	(31.0)	(18.9)
Retained earnings	789.5	612.8
Accumulated net foreign currency translation losses	(4.8)	(2.4)

Total Shareholders’ Equity available to the Company	1,648.2	1,642.1

Non-controlling interests	266.3	244.9

Total Shareholders’ Equity	1,914.5	1,887.0

Total Liabilities and Shareholders’ Equity	$3,629.1	$3,758.5

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions of U.S. dollars, except per share amounts)	2014	2013	2012
Revenues
Gross insurance and reinsurance premiums written	$740.3	$706.0	$735.3
Ceded reinsurance premiums	(89.4)	(102.9)	(119.6)

Net insurance and reinsurance premiums written	650.9	603.1	615.7
Change in net unearned insurance and reinsurance premiums	(5.7)	(3.5)	0.8

Net insurance and reinsurance premiums earned	645.2	599.6	616.5
Net investment income	46.8	64.0	67.1
Net realized and unrealized investment gains (losses)	5.4	(49.2)	82.4
Net foreign currency gains (losses)	9.4	(15.9)	(12.8)
Net income (loss) from derivative instruments	(18.6)	(25.3)	3.2
Other revenues	2.9	0.4	0.8

Total revenues	691.1	573.6	757.2
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	189.6	126.5	286.4
Insurance and reinsurance acquisition costs	110.2	90.5	96.6
General and administrative expenses	123.7	119.2	116.2
Non-underwriting expenses:
Interest and other financing expenses	18.9	18.8	20.4
Underwriting discount and structuring fees associated with the BCRH IPO	—	7.5	—
Loss on early extinguishment of 2013 Senior Notes	—	—	9.7
Other expenses	3.4	0.6	—

Total expenses	445.8	363.1	529.3

Income before income taxes	245.3	210.5	227.9
Income tax benefit (provision)	2.7	0.1	(0.3)

Net income	248.0	210.6	227.6

Net income attributable to non-controlling interests	(24.1)	(6.1)	—

Net income available to the Company	223.9	204.5	227.6

Dividends declared on Preferred Shares	(13.3)	(13.3)	(13.3)

Net income available to the Company’s common shareholders	$210.6	$191.2	$214.3

Net income	$248.0	$210.6	$227.6
Change in accumulated net foreign currency translation losses	(2.4)	0.9	0.8

Comprehensive income	245.6	211.5	228.4
Net income attributable to non-controlling interests	(24.1)	(6.1)	—

Comprehensive income available to the Company	$221.5	$205.4	$228.4

Basic and diluted earnings per Common Share	$4.48	$3.61	$3.67
Dividends declared per Common Share and RSU	$0.65	$0.47	$0.43

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accum. foreign
	Total		Common	Additional	Common		currency	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	translation	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	losses	interests

Balances at January 1, 2012	$1,549.3	$150.0	$0.1	$1,165.6	$(22.0)	$259.7	$(4.1)	$—

Net income	227.6	—	—	—	—	227.6	—	—
Net change in foreign currency translation	0.8	—	—	—	—	—	0.8	—
Issuances of Common Shares from treasury	—	—	—	(7.8)	7.8	—	—	—
Repurchases of Common Shares	(120.9)	—	—	(112.0)	(8.9)	—	—	—
Expense recognized for RSUs	12.1	—	—	12.1	—	—	—	—
RSUs withheld for income taxes	(1.9)	—	—	(1.9)	—	—	—	—
Dividends declared - Preferred Shares	(13.3)	—	—	—	—	(13.3)	—	—
Dividends declared - Common Shares	(24.3)	—	—	—	—	(24.3)	—	—

Balances at December 31, 2012	$1,629.4	$150.0	$0.1	$1,056.0	$(23.1)	$449.7	$(3.3)	$—

Net income	210.6	—	—	—	—	204.5	—	6.1
Net change in foreign currency translation	0.9	—	—	—	—	—	0.9	—
Issuances of Common Shares from treasury	—	—	—	(9.3)	13.4	(4.1)	—	—
Repurchases of Common Shares	(168.0)	—	—	(158.8)	(9.2)	—	—	—
Expense recognized for RSUs	18.0	—	—	18.0	—	—	—	—
RSUs withheld for income taxes	(5.4)	—	—	(5.4)	—	—	—	—
Net contributions from non-controlling interests	238.8	—	—	—	—	—	—	238.8
Dividends declared - Preferred Shares	(13.3)	—	—	—	—	(13.3)	—	—
Dividends declared - Common Shares	(24.0)	—	—	—	—	(24.0)	—	—

Balances at December 31, 2013	$1,887.0	$150.0	$0.1	$900.5	$(18.9)	$612.8	$(2.4)	$244.9

Net income	248.0	—	—	—	—	223.9	—	24.1
Net change in foreign currency translation	(2.4)	—	—	—	—	—	(2.4)	—
Issuances of Common Shares from treasury	—	—	—	(9.6)	13.6	(4.0)	—	—
Repurchases of Common Shares	(185.9)	—	—	(160.2)	(25.7)	—	—	—
Expense recognized for RSUs	19.8	—	—	19.8	—	—	—	—
RSUs withheld for income taxes	(6.4)	—	—	(6.4)	—	—	—	—
Purchases of non-controlling interest	(7.9)	—	—	0.3	—	—	—	(8.2)
Net contributions from non-controlling interests	11.0	—	—	—	—	—	—	11.0
Dividends declared - non-controlling interests	(5.5)	—	—	—	—	—	—	(5.5)
Dividends declared - Preferred Shares	(13.3)	—	—	—	—	(13.3)	—	—
Dividends declared - Common Shares and RSUs	(29.9)	—	—	—	—	(29.9)	—	—

Balances at December 31, 2014	$1,914.5	$150.0	$0.1	$744.4	$(31.0)	$789.5	$(4.8)	$266.3

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions of U.S. dollars)	2014	2013	2012

Cash flows from operations:
Net income	$248.0	$210.6	$227.6
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized investment losses (gains)	(5.4)	49.2	(82.4)
Net realized and unrealized losses (gains) on investment-related derivative instruments	11.7	11.3	(0.7)
Net amortization and depreciation of assets and liabilities	12.2	8.1	14.7
Expense recognized for RSUs	19.8	18.0	12.1
Net change in:
Loss and loss adjustment expense reserves	(82.4)	(239.5)	21.7
Reinsurance recoverable on paid and unpaid losses	(7.5)	47.5	(14.2)
Unearned insurance and reinsurance premiums	7.6	3.2	(1.3)
Insurance and reinsurance balances payable	9.9	(13.3)	8.5
Unearned reinsurance premiums ceded	(1.8)	(0.3)	0.1
Deferred insurance and reinsurance acquisition costs	(4.0)	(2.3)	3.9
Insurance and reinsurance premiums receivable	(9.7)	18.6	(5.4)
Other assets	3.5	(7.5)	(1.9)
Accounts payable, accrued expenses and other liabilities	4.3	(0.7)	9.7
Other	(5.3)	17.3	8.4
Net cash and cash equivalents provided from operations	200.9	120.2	200.8

Cash flows from investing activities:
Purchases of fixed maturity investments	(9,353.1)	(6,434.2)	(4,513.3)
Purchases of equity securities	(525.3)	(324.3)	(155.3)
Purchases of other investments	(1,043.8)	(2.0)	(82.0)
Sales, maturities, calls and pay downs of fixed maturity investments	9,850.6	6,571.4	4,288.6
Sales and redemptions of equity securities	448.4	277.5	224.1
Sales and redemptions of other investments	465.4	70.7	51.6
Expenses paid in connection with MUSIC Sale	—	—	(1.0)
Net settlements of investment-related derivative instruments	(10.0)	(18.1)	0.7
Net settlements of reverse repurchase agreements	85.2	(33.4)	(12.6)
Net change in restricted cash	106.3	(63.4)	58.1
Payment of accrued investment performance fees	(4.1)	(6.4)	—
Acquisitions of capitalized assets	(5.4)	(1.2)	(0.4)
Net cash and cash equivalents provided from (used for) investing activities	14.2	36.6	(141.5)

Cash flows from financing activities:
Repurchases of Common Shares	(185.9)	(171.4)	(117.5)
Net contributions from non-controlling interests	5.2	238.8	—
Purchases of non-controlling interest	(7.9)	—	—
Net settlements of repurchase agreements	(11.8)	—	—
Borrowings under the BCRH Credit Agreement	8.0	—	—
Dividends paid - non-controlling interests	(5.5)	—	—
Dividends paid - Common Shares and RSUs	(27.2)	(24.2)	(24.4)
Dividends paid - Preferred Shares	(13.3)	(13.3)	(13.3)
Redemptions of 2013 Senior Notes	—	—	(228.0)
Proceeds from 2022 Senior Note issuance	—	—	299.1
Debt issuance costs of 2022 Senior Notes	—	—	(2.7)
Net cash and cash equivalents (used for) provided from financing activities	(238.4)	29.9	(86.8)

Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	2.6	(1.7)	5.4

Net (decrease) increase in cash and cash equivalents during the year	(20.7)	185.0	(22.1)
Cash and cash equivalents - beginning of year	468.4	283.4	305.5
Cash and cash equivalents - end of year	$447.7	$468.4	$283.4

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

Reportable Segments

The Company operates through three reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s and  Collateralized Reinsurance.  Each of the Company’s segments represents a separate and distinct underwriting platform through which Montpelier conducts insurance and reinsurance business. The Company’s segment disclosures present the operations of Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance prior to the effects of any inter-segment quota share reinsurance agreements among them. This presentation allows the reader, as well as the Company’s chief operating decision makers, to objectively analyze the business originated through each of the Company’s underwriting platforms, regardless of where such business ultimately resides within Montpelier.

Detailed financial information about  the Company’s reportable segments for each of the years in the three-year period ended December 31, 2014 is presented in Note 12.  The activities of the Company, certain intermediate holding and service companies, intercompany eliminations relating to inter-segment reinsurance agreements and support services and the business retained upon the Company’s December 31, 2011 sale (the “MUSIC Sale”) of Montpelier U.S. Insurance Company (“MUSIC”) to Selective Insurance Group, Inc. (“Selective”), collectively referred to as “Corporate and Other,” are also presented in Note 12.

Prior to 2014, the Company presented the business it retained upon the MUSIC Sale (“MUSIC Run-Off”) as a separate reportable segment.  Beginning in 2014, the Company revised its reportable segments to present its former MUSIC Run-Off operations within Corporate and Other. All periods presented in this report have been restated to conform with the current presentation.

The nature and composition of each of the Company’s reportable segments and its Corporate and Other activities is as follows:

Montpelier Bermuda

The Montpelier Bermuda segment consists of the assets and operations of Montpelier Reinsurance Ltd. (“Montpelier Re”).

Montpelier Re, the Company’s wholly-owned operating subsidiary based in Pembroke, Bermuda, is registered as a Bermuda Class 4 insurer. Montpelier Re seeks to identify and underwrite insurance and reinsurance opportunities by combining underwriting experience with proprietary risk pricing and capital allocation models and catastrophe modeling tools.  Montpelier Re focuses on writing short-tail U.S. and international catastrophe treaty reinsurance on both an excess-of-loss and proportional basis.  Montpelier Re also writes specialty treaty reinsurance, including casualty, accident & health, aviation, space, crop, financial risk, political risk, terrorism and workers’ compensation catastrophe classes of business, as well as insurance and facultative reinsurance business.

Montpelier at Lloyd’s

The Montpelier at Lloyd’s segment consists of the collective assets and operations of Montpelier Syndicate 5151 (“Syndicate 5151”), Montpelier Capital Limited (“MCL”), Montpelier at Lloyd’s Limited (“MAL”), Montpelier Underwriting Services Limited (“MUSL”) and Montpelier Underwriting Inc. (“MUI”).

Syndicate 5151, the Company’s wholly-owned Lloyd’s of London (“Lloyd’s”) syndicate based in London, was established in July 2007. Syndicate 5151 underwrites property insurance and reinsurance, engineering, marine hull and liability, cargo and specie, political & financial risks and specialty casualty classes sourced mainly from the London, U.S. and European markets.

MCL, the Company’s wholly-owned U.K. subsidiary based in London, serves as Syndicate 5151’s corporate underwriting member at Lloyd’s.

MAL, the Company’s wholly-owned Lloyd’s Managing Agent based in London, manages Syndicate 5151.

MUSL, the Company’s wholly-owned U.K. subsidiary based in London, provides support services to Syndicate 5151, MAL and MCL.

MUI, the Company’s wholly-owned subsidiary based in Woburn, Massachusetts, serves as a Lloyd’s Coverholder, meaning that it is authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Syndicate 5151. MUI underwrites facultative reinsurance business through managing general agents and intermediaries.

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

The Collateralized Reinsurance segment consists of the assets and operations of Blue Water Re Ltd. (“Blue Water Re”), Blue Water Master Fund Ltd. (the “Master Fund”), Blue Capital Management Ltd. (“BCML”) and the operating subsidiaries of Blue Capital Reinsurance Holdings Ltd. (“BCRH”). On December 15, 2014, Blue Capital Insurance Managers Ltd., a former wholly-owned subsidiary of Montpelier, was merged into BCML.

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

BCML is a wholly-owned Bermuda-based subsidiary that provides investment and insurance management services to: (i) Blue Water Re; (ii) the Cells; and (iii) BCRH and its subsidiaries. BCML is a registered investment advisor with the U.S. Securities and Exchange Commission (the “SEC”).

BCRH is a Bermuda-based exempted limited liability holding company which provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries Blue Capital Re Ltd. (“Blue Capital Re”) and Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”). The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML, and each uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. BCRH commenced its operations in November 2013 pursuant to an initial public offering (the “BCRH IPO”) and its common shares are listed on the New York Stock Exchange, under the symbol BCRH, and the Bermuda Stock Exchange, under the symbol BCRH BH.  As of December 31, 2014 and 2013, Montpelier owned 33.3% and 28.6% of BCRH’s outstanding common shares, respectively. Montpelier increased its ownership in BCRH during 2014 through a series of open-market purchases of BCRH common shares.

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

Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”) is a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  The BCGR Listed Fund commenced its operations in October 2012 and its ordinary shares are listed on the Specialist Fund Market of the London Stock Exchange, under the symbol BCGR, and on the Bermuda Stock Exchange, under the symbol BCGR BH.  As of December 31, 2014 and 2013, Montpelier Re owned 25.1% and 29.0% of the BCGR Listed Fund’s ordinary shares, respectively. Montpelier’s ownership in the BCGR Listed Fund decreased during 2014 as a result of investments made by non-controlling interests.

The BCGR Listed Fund is considered a “voting interest entity” under GAAP and, because Montpelier owns less than  50% of its outstanding ordinary shares, the Company does not consolidate the BCGR Listed Fund’s assets, liabilities or operations within its consolidated financial statements or Collateralized Reinsurance segment disclosures.  However, the BCGR Cell and Blue Water Re are considered variable interest entities under GAAP and the Company has determined that it is the primary beneficiary of these entities. Therefore, as funds held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company’s consolidated financial statements and Collateralized Reinsurance segment disclosures. Conversely, as funds previously deployed by the BCGR Listed Fund and the BCGR Cell into Blue Water Re are returned to the BCGR Listed Fund, they are no longer included in the Company’s consolidated financial statements or Collateralized Reinsurance segment disclosures.

The interests in the BCGR Cell and Blue Water Re that the Company fully consolidates which are attributable to third-party investors are reported within the Company’s consolidated financial statements as non-controlling interests. See “Non-Controlling Interests” in this Note 1.

Montpelier is entitled to receive management and performance fees from BCRH and the BCGR Listed Fund for the services that it performs for these entities.

Corporate and Other

The Company’s Corporate and Other activities consist of the assets and operations of: (i) the Company and certain of its intermediate holding and service and support companies, including Montpelier Technical Resources Ltd. (“MTR”); (ii) Cladium, Inc. (“Cladium”), a wholly-owned Florida-based managing general agency that was acquired by Montpelier on May 19, 2014;  (iii) intercompany eliminations relating to inter-segment reinsurance agreements; and (iv) the MUSIC Run-Off business.

In connection with the MUSIC Sale, Montpelier Re has either retained, reinsured or otherwise indemnified Selective for all business written by MUSIC with an effective date on or prior to December 31, 2011, and for this reason the MUSIC Sale did not constitute a “discontinued operation” in accordance with GAAP.

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

For contracts that have a risk period of three years or less, the premiums are earned ratably over the term. For the few contracts with risk periods greater than three years, premiums are earned in accordance with schedules that reflect the level of risk associated with each period in the contract term. These schedules are reviewed periodically and are adjusted as deemed necessary.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of December 31, 2014 and 2013, Montpelier’s allowance for doubtful accounts was $3.7 million and $3.6 million, respectfully.

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

The uncertainties inherent in the reserving process, potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in loss and LAE reserves ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Loss and LAE reserve estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in operations in the period in which they become known.

A significant portion of Montpelier’s business is in the Property Catastrophe - Treaty class of business and other classes with high attachment points of coverage. As a result, reserving for losses relating to such programs can be imprecise. Montpelier’s exposures are also highly leveraged, meaning that the proportional impact of any change in the estimate of total loss incurred by the cedant is magnified in the layers at which Montpelier’s coverage attaches.  Additionally, the high-severity, low-frequency nature of the exposures limits the volume of claims experience available from which to reliably predict ultimate losses following a loss event, and renders certain traditional loss estimation techniques inapplicable.

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

Cash and Cash Equivalents

Cash and cash equivalents (consisting of unrestricted cash and fixed income investments with maturities of less than three months, as measured from the date of purchase) of $447.7 million at December 31, 2014 were comprised of: (i) $298.0 million supporting the Company’s Collateralized Reinsurance operations; (ii) $113.7 million held by Montpelier’s investment advisors; (iii) $25.9 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $10.1 million held for other obligations. Cash and cash equivalents of $468.4 million at December 31, 2013, were comprised of: (i) $314.6 million supporting the Company’s Collateralized Reinsurance operations; (ii) $120.9 million held by Montpelier’s investment advisors; (iii) $28.0 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $4.9 million held for other obligations and contingencies.

Restricted Cash

Restricted cash of $26.6 million at December 31, 2014 consisted of $6.9 million of collateral supporting investment securities sold short and open derivative positions and $19.7 million of foreign deposit accounts held at Lloyd’s. Restricted cash of $133.7 million at December 31, 2013 consisted of $121.1 million of collateral supporting investment securities sold short and open derivative positions and $12.6 million of foreign deposit accounts held at Lloyd’s.

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

Investments, including investment securities sold short, are recorded on a trade date basis. For those marketable securities not listed and regularly traded on an established exchange, fair values are determined based on bid prices, as opposed to ask prices.  Fair values are not adjusted for transaction costs. Gains and losses on sales of investments are determined on a first-in, first-out basis and are included in operations when realized. Realized investment gains and losses typically result from the actual sale of securities. Unrealized investment gains and losses represent the gain or loss that would result from a hypothetical sale of securities on the balance sheet date. In instances where the Company becomes aware of a significant unrealized loss with little or no likelihood of recovery, it writes down the cost basis of the investment and recognizes the loss as being realized.

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains or losses and net income or loss from derivative instruments are presented net of any associated performance fees.  During 2014, 2013 and 2012 Montpelier incurred (reversed) performance fees related to investments of $(0.1) million, $6.4 million and $7.1 million, respectively. During 2014, 2013 and 2012 Montpelier incurred (reversed) performance fees related to investment-related derivative instruments of zero, $(2.1) million and $(0.7) million, respectively.

Net investment income is stated net of investment management, custody and other investment-related expenses. Investment income is recognized when earned and includes interest and dividend income together with the amortization of premiums and the accretion of discounts associated with those fixed maturity investments that were purchased at amounts other than their par value.

Repurchase and Reverse Repurchase Agreements

In connection with Montpelier’s investing activities, certain of its investment managers may enter into repurchase and reverse repurchase agreements from time to time in order to enhance Montpelier’s investment performance.

A repurchase agreement, which is essentially a form of short-term borrowing, involves the sale of an investment security to a third-party buyer with the agreement that the seller (Montpelier in this instance) will repurchase the same security from the same party for an agreed-upon price on a specified future date.  As of December 31, 2014 and 2013, Montpelier did not have any open repurchase agreements.

A reverse repurchase agreement, which is essentially a form of secured short-term lending, involves the purchase of an investment security from a third-party seller with the agreement that the buyer (Montpelier in this instance) will sell the same security to the same party for an agreed-upon price on a specified future date.  As of December 31, 2014 and 2013, Montpelier had amounts receivable under reverse repurchase agreements of zero and $80.8 million, respectively.  In accordance with GAAP, investment securities purchased under reverse repurchase agreements are not reflected within Montpelier’s Consolidated Balance Sheets.

Common Shares Held in Treasury

The Company’s common shares (“Common Shares”) held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of December 31, 2014, the Company’s $8.1 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet.  As of December 31, 2013, the Company’s $4.1 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet.  See Note 8.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held. At December 31, 2014 and 2013, funds withheld balances of $7.6 million and $8.2 million, respectively, were recorded within other assets on the Company’s Consolidated Balance Sheets.

Non-Controlling Interests

The following table summarizes the movements in the non-controlling interests balance during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Non-controlling interests - beginning of year	$244.9	$—

Income attributable to third-party investments in the BCGR Cell	13.7	6.6
Income (loss) attributable to third-party investments in BCRH	10.4	(0.5)
Net income attributable to non-controlling interests	24.1	6.1

Net third-party investments in the BCGR Cell	11.0	114.5
Net third-party investments in BCRH	—	124.3
Purchases of BCRH common shares by the Company	(8.2)	—
Net change in third-party investments in non-controlling interests	2.8	238.8

Dividends declared by BCRH attributable to non-controlling interests	(5.5)	—

Non-controlling interests - ending	$266.3	$244.9

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

The following rates of exchange to the U.S. dollar were used to translate the results of Montpelier’s U.K. operations:

Currency	Closing Rate December 31, 2014	Closing Rate December 31, 2013	Closing Rate December 31, 2012
British pound (GBP)	1.5559	1.6559	1.6234

Other transactions involving certain monetary assets and liabilities denominated in foreign currencies have been converted into the appropriate functional currencies at exchange rates in effect at the balance sheet date, and the related revenues and expenses are converted using either specific or average exchange rates for the period, as appropriate.  Net foreign currency transaction gains and losses arising from these activities are reported as a component of operations in the period in which they arise.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to have a material impact on the presentation of the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations and Comprehensive Income.

NOTE 2. Basic and Diluted Earnings Per Common Share

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

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Net income available to the Company’s common shareholders	$210.6	$191.2	$214.3
Less: net earnings allocated to participating securities	(6.3)	(4.8)	(4.9)
Earnings per Common share numerator	$204.3	$186.4	$209.4
Average Common Shares outstanding (in millions)	45.6	51.6	57.1
Basic and diluted earnings per Common Share	$4.48	$3.61	$3.67

NOTE 3.          Loss and LAE Reserve Movements

The following table summarizes Montpelier’s loss and LAE reserve activities for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Gross unpaid loss and LAE reserves - beginning	$881.6	$1,112.4	$1,077.1
Reinsurance recoverable on unpaid losses - beginning	(63.6)	(102.7)	(77.7)
Net unpaid loss and LAE reserves - beginning	818.0	1,009.7	999.4

Losses and LAE incurred:
Current year losses	341.4	270.9	373.8
Prior year losses	(151.8)	(144.4)	(87.4)
Total incurred losses and LAE	189.6	126.5	286.4

Net foreign currency translation movements on loss and LAE	(22.2)	6.1	12.0

Losses and LAE paid and approved for payment:
Current year losses	(79.9)	(52.1)	(48.9)
Prior year losses	(178.5)	(272.2)	(239.2)
Total losses and LAE paid and approved for payment	(258.4)	(324.3)	(288.1)

Net unpaid loss and LAE reserves - ending	727.0	818.0	1,009.7
Reinsurance recoverable on unpaid losses - ending	48.7	63.6	102.7
Gross unpaid loss and LAE reserves - ending	$775.7	$881.6	$1,112.4

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

Prior Year Loss and LAE Development — 2014

During the year ended December 31, 2014, Montpelier experienced $151.8 million in net favorable development on prior year loss and LAE reserves relating to the following events and factors:

•      2012 and prior IBNR reductions associated with medical malpractice business ($14.3 million decrease),

•      2011 Thai floods ($10.8 million decrease),

•      2011 and 2010 New Zealand earthquakes ($10.8 million decrease),

•      2012 windstorm Sandy ($7.3 million decrease),

•      2005 hurricanes ($6.6 million decrease),

•      2011 Japanese earthquake ($6.1 million decrease),

•      2010 flooding in Portugal ($4.8 million decrease),

•      2013 U.S. crop losses ($2.9 million decrease),

•      2010 Chilean earthquake ($2.4 million decrease),

•      2008 Hurricane Gustav ($2.2 million decrease), and

•      2012 Italian earthquake ($1.4 million decrease).

In addition, claims reported to Montpelier during 2014 indicated that IBNR for natural catastrophe losses initially recorded during 2013 (excluding the U.S. crop losses noted above) exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by $28.4 million.

The remaining net favorable development on prior year loss and LAE reserves recognized during 2014 related to several smaller adjustments made across multiple classes of business.

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

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier’s prior year losses and LAE incurred also includes foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $(4.0) million, $2.4 million and $4.0 million during 2014, 2013 and 2012, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier’s loss and LAE reserves include foreign currency translation gains (losses) of $22.2 million, $(6.1) million and $(12.0) million during 2014, 2013 and 2012, respectively. Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its underwriting results or its underwriting ratios.

The following table outlines the composition of Montpelier’s gross and net ending loss and LAE reserves as of December 31, 2014 and 2013:

	December 31,
	2014	2013

Components of ending gross loss and LAE reserves:
IBNR reserves	$476.9	$549.7
Case reserves	298.8	331.9
Gross loss and LAE reserves	$775.7	$881.6

Components of ending net loss and LAE reserves:
IBNR reserves	$454.3	$516.7
Case reserves	272.7	301.3
Net loss and LAE reserves	$727.0	$818.0

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

The effects of reinsurance on Montpelier’s written and earned premiums and on losses and LAE were as follows:

	Year Ended December 31,
	2014	2013	2012
Premiums written:
Direct	$175.5	$142.9	$136.9
Assumed	564.8	563.1	598.4
Ceded	(89.4)	(102.9)	(119.6)
Net premiums written	$650.9	$603.1	$615.7
Premiums earned:
Direct	$163.4	$135.1	$125.4
Assumed	569.2	567.3	610.9
Ceded	(87.4)	(102.8)	(119.8)
Net premiums earned	$645.2	$599.6	$616.5
Loss and LAE:
Direct	$103.1	$78.3	$92.6
Assumed	100.3	52.0	232.6
Ceded	(13.8)	(3.8)	(38.8)
Net loss and LAE	$189.6	$126.5	$286.4

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

Reinsurance Recoverable on Paid and Unpaid Losses

Under Montpelier’s reinsurance security policy, its reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Montpelier also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if adequately collateralized. Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid and unpaid losses at December 31, 2014 and 2013, are as follows:

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rating
A++	$0.1	1%	$—	—%
A+	2.8	40	0.7	19
A	3.2	45	1.4	39
A-	—	—	—	—
Unrated by A.M. Best	1.0	14	1.5	42
Total reinsurance recoverable on paid losses	$7.1	100%	$3.6	100%

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rating
A++	$0.3	1%	$—	—%
A+	21.8	44	28.6	45
A	18.8	39	20.2	32
A-	2.2	5	4.2	6
Unrated by A.M. Best	5.6	11	10.6	17
Total reinsurance recoverable on unpaid losses	$48.7	100%	$63.6	100%

Montpelier’s unrated reinsurance recoverables as of December 31, 2014 and 2013, relate to reinsurers that have either: (i) fully-collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

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

As of December 31, 2014, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 5.          Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	December 31, 2014		December 31, 2013
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$853.6	$848.2	$886.7	$906.8
Debt securities issued/sponsored by the U.S. Treasury and its agencies	408.3	408.7	533.0	524.5
Residential mortgage-backed securities	194.8	196.8	430.3	423.5
Commercial mortgage-backed securities	100.7	101.4	137.7	138.8
Debt securities issued by non-U.S. governments and their agencies	99.0	98.7	109.6	108.2
Debt securities issued by U.S. states and political subdivisions	19.4	19.4	47.2	47.1
Other asset-backed obligations	227.1	227.8	277.4	281.9
Total fixed maturity investments	$1,902.9	$1,901.0	$2,421.9	$2,430.8
Equity securities:
Exchange-listed funds	$150.3	$159.4	$84.5	$95.2
Other	13.5	13.7	22.1	22.1
Total equity securities	$163.8	$173.1	$106.6	$117.3

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice. As a result, its asset allocation is predominantly oriented toward cash and high-quality fixed maturity securities, cash equivalents and other investments with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise. As of December 31, 2014, the average duration of Montpelier’s investment portfolio, including cash and cash equivalents, was 0.9 years (inclusive of relevant derivative and short positions).

As of December 31, 2014, 67% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency) or represented U.S. government or U.S. government-sponsored enterprise securities, 11% were rated “BBB” (Good) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and 22% were either unrated or rated below “BBB” (or an equivalent rating with another recognized rating agency).

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $70.5 million and $130.0 million as of December 31, 2014 and 2013, respectively. Montpelier also had open short equity positions of $5.7 million and $25.6 million at December 31, 2014 and 2013, respectively. Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $0.3 million and $(2.4) million as of December 31, 2014 and 2013, respectively.

The contractual maturity of Montpelier’s fixed maturity investments at December 31, 2014 and 2013 is presented below:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed maturity investments:
Due in one year or less	$252.8	$252.2	$359.3	$360.1
Due after one year through five years	855.4	853.9	811.2	818.8
Due after five years through ten years	194.2	189.8	203.9	203.9
Due after ten years	77.9	79.1	202.0	203.8
Mortgage-backed and asset-backed securities	522.6	526.0	845.5	844.2
Total fixed maturity investments	$1,902.9	1,901.0	$2,421.9	2,430.8

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	December 31, 2014		December 31, 2013
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:

Investment funds and limited partnership interests	$586.2	$586.2	$70.1	$70.1
Investment in the BCGR Listed Fund	4.3	4.3	2.4	2.4
Total other investments at net asset value	$590.5	$590.5	$72.5	$72.5

Other investments carried at fair value:

Derivative instruments	$—	2.1	3.1	4.2
CAT Bonds	1.9	2.0	2.0	2.0
Investment funds and limited partnership interests	50.0	47.4	0.1	0.1
Total other investments carried at fair value	$51.9	$51.5	$5.2	$6.3

Other investments	$642.4	$642.0	$77.7	$78.8

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

Montpelier’s interests in investment funds and limited partnerships that are carried at net asset value relate to vehicles that invest in the following:

•                            Highly-rated bond markets, using fixed maturities and derivatives to take long and short positions,

•                            Structured credit instruments backed by residential mortgages and other loans and receivables,

•                            High-yield fixed maturities and loans,

•                            Public and private equity securities, derivative instruments and currency exposures, and

•                            Small growth-oriented businesses.

The majority of Montpelier’s interests in investment funds and limited partnerships can be redeemed or sold without penalty upon 30 days’ notice.  Redemptions of the remaining interests are subject to early termination fees and liquidity constraints.  Montpelier does not expect to redeem a significant portion of any of these investments during 2015.

Montpelier’s investment in the BCGR Listed Fund at December 31, 2014 and 2013 represents the amount of its investment in the BCGR Listed Fund that had not been deployed into the BCGR Cell as of those dates.

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures and the LIBOR Swap as of December 31, 2014 and 2013.  See Note 7.

Fair Value Hierarchy

GAAP establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the three broad levels described below. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date, Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly and Level 3 inputs are unobservable inputs for the asset or liability.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$838.1	$10.1	$848.2
Debt securities issued/sponsored by the U.S. Treasury and its agencies	333.4	75.3	—	408.7
Residential mortgage-backed securities	—	196.8	—	196.8
Commercial mortgage-backed securities	—	101.4	—	101.4
Debt securities issued by non-U.S. governments and their agencies	—	98.7	—	98.7
Debt securities issued by U.S. states and political subdivisions	—	19.4	—	19.4
Other asset-backed obligations	—	201.5	26.3	227.8
Total fixed maturity investments	$333.4	$1,531.2	$36.4	$1,901.0
Equity securities:
Exchange-listed funds	$159.4	$—	$—	$159.4
Other	13.7	—	—	13.7
Total equity securities	$173.1	$—	$—	$173.1
Other investments carried at fair value	$—	$4.1	$47.4	$51.5
Total investments carried at fair value	$506.5	$1,535.3	$83.8	$2,125.6
Other investments carried at net asset value	$—	$492.2	$98.3	$590.5

Total investments	$506.5	$2,027.5	$182.1	$2,716.1

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$896.8	$10.0	$906.8
Debt securities issued/sponsored by the U.S. Treasury and its agencies	430.7	93.8	—	524.5
Residential mortgage-backed securities	—	423.5	—	423.5
Debt securities issued by non-U.S. governments and their agencies	—	108.2	—	108.2
Commercial mortgage-backed securities	—	138.8	—	138.8
Debt securities issued by U.S. states and political subdivisions	—	47.1	—	47.1
Other asset-backed obligations	—	263.6	18.3	281.9
Total fixed maturity investments	$430.7	$1,971.8	$28.3	$2,430.8
Equity securities:
Exchange-listed funds	$95.2	$—	$—	$95.2
Other	21.9	—	0.2	22.1
Total equity securities	$117.1	$—	$0.2	$117.3
Other investments carried at fair value	$—	$6.2	$0.1	$6.3
Total investments carried at fair value	$547.8	$1,978.0	$28.6	$2,554.4
Other investments carried at net asset value	$—	$61.5	$11.0	$72.5

Total investments	$547.8	$2,039.5	$39.6	$2,626.9

Level 1 Securities

Montpelier’s investments classified as Level 1 as of December 31, 2014 and 2013 consisted of U.S. Treasuries and long equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of December 31, 2014 and 2013, approximately 26% and 33%, respectively, of Montpelier’s open short fixed maturity positions, and substantially all of Montpelier’s short equity positions, were valued on the basis of Level 1 inputs.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of December 31, 2014 and 2013,  Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of December 31, 2014 and 2013, approximately 74% and 63%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 2 inputs.

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

Other investments.  Montpelier’s Level 2 other investments carried at fair value consist of publicly traded derivative instruments and CAT bonds.  Montpelier’s Level 2 other investments carried at net asset value consist of certain investments in funds and limited partnership interests whose carrying values are based on net asset values provided by the relevant investment managers.

There were no transfers between Levels 1 and 2 during any of the periods presented.

Level 3 Securities

Montpelier’s investments classified as Level 3 as of December 31, 2014 and 2013 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain investments in investment funds and limited partnerships.  In addition, as of December 31, 2014 and 2013, approximately zero and 4%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 3 inputs.

Further details for selected investment types follow:

Corporate debt securities.  Montpelier’s Level 3 corporate debt securities represent: (i) bank loans that are priced using non-binding broker quotes that cannot be corroborated with other externally obtained information; and (ii) debt instruments issued by private entities that are priced using third-party market analyses and cash-flow models maintained by Montpelier.

Other asset-backed obligations.  Montpelier’s Level 3 other asset-backed obligations represent tranches of collateralized loan obligations that are priced using non-binding broker quotes which may not be corroborated with other externally obtained information.

Other investments.  Montpelier’s Level 3 other investments include certain investments in investment funds and limited partnerships which cannot be readily redeemed, and whose values are based on net asset values obtained from the investment manager or general partner of the respective entity.  As of December 31, 2014, nearly all of Montpelier’s Level 3 other investments were subject to lock-up restrictions and therefore cannot be redeemed until such restrictions expire in 2015 and 2016.

As of December 31, 2014 and 2013, the Company’s Level 3 securities measured at fair value represented 3.9%  and 1.1% of its total investments measured at fair value, respectively.  As of December 31, 2014 and 2013, the Company’s total Level 3 securities represented 6.7% and 1.5% of its total investments, respectively.  The primary reason for the increase in the proportionate share of investments represented by Level 3 securities is the purchase of investment funds during 2014 that are subject to the lock-up restrictions previously noted.

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during 2014 and 2013:

	Year Ended December 31, 2014
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$10.0	$16.6	$(11.8)	$0.1	$(0.1)	$(4.7)	$10.1
Other asset-backed obligations	18.3	28.0	(9.9)	0.2	0.7	(11.0)	26.3
Total fixed maturity investments	$28.3	$44.6	$(21.7)	$0.3	$0.6	$(15.7)	$36.4

Equity investments	$0.2	$—	$(0.6)	$0.4	$—	$—	$—

Other investments	$0.1	$50.0	$(0.1)	$—	$(2.6)	$—	$47.4

Total Level 3 securities	$28.6	$94.6	$(22.4)	$0.7	$(2.0)	$(15.7)	$83.8

	Year Ended December 31, 2013
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains (losses)	Net unrealized gains (losses)	Net transfers	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$95.4	$17.5	$(28.8)	$(4.1)	$10.9	$(80.9)	$10.0
Other asset-backed obligations	16.2	33.2	(19.7)	0.2	1.2	(12.8)	18.3
Total fixed maturity investments	$111.6	$50.7	$(48.5)	$(3.9)	$12.1	$(93.7)	$28.3

Equity investments	$—	$—	$—	$—	$—	$0.2	$0.2

Other investments	$12.7	$—	$(12.5)	$1.5	$(1.6)	$—	$0.1

Total Level 3 securities	$124.3	$50.7	$(61.0)	$(2.4)	$10.5	$(93.5)	$28.6

The transfers from Level 3 to Level 2 during 2014 and 2013 reflect an increase in the overall quality and transparency of the pricing information that the Company receives from its pricing vendors.  Additionally, during 2013 Montpelier’s portfolio of bank loans shifted toward holdings that are more broadly syndicated than had previously been the case.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the years ended December 31, 2014, 2013 and 2012, consisted of the following:

	Gross Realized Gains on Investments	Gross Realized Losses on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Gains (Losses) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Year Ended December 31, 2014:
Fixed maturity investments	$69.3	$(46.8)	$(8.5)	$(2.3)	$11.7
Equity securities	10.6	(10.2)	1.5	(4.0)	(2.1)
Other investments	11.4	(19.3)	(2.6)	(12.8)	(23.3)
Year Ended December 31, 2013:
Fixed maturity investments	$62.8	$(59.1)	$(64.3)	$0.1	$(60.5)
Equity securities	9.7	(7.7)	5.2	(5.0)	2.2
Other investments	—	(7.4)	11.6	(13.7)	(9.5)
Year Ended December 31, 2012:
Fixed maturity investments	$49.0	$(18.6)	$34.0	$4.3	$68.7
Equity securities	30.0	(6.4)	(14.8)	(1.9)	6.9
Other investments	5.5	(2.8)	6.5	3.6	12.8

(1)

Represents net realized and unrealized foreign currency gains and losses from investments and income and losses from the following derivative instruments: (i) Foreign Exchange Contracts; (ii) Credit Derivatives; (iii) Interest Rate Contracts; (iv) Investment Options and Futures - long; (v) the UST Contract; and (vi) the LIBOR Swap (see Notes 6 and 7). These derivatives are carried at fair value within other investments on the Company’s Consolidated Balance Sheets.

Net Investment Income

Montpelier’s net investment income for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Fixed maturity investments	$51.8	$71.2	$70.6
Cash and cash equivalents	0.5	0.5	0.6
Equity securities	2.1	0.7	0.2
Other investments	0.4	0.2	2.0
Total investment income	54.8	72.6	73.4
Investment expenses	(8.0)	(8.6)	(6.3)
Net investment income	$46.8	$64.0	$67.1

Investment Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re (the “Blue Water Trusts”) for the benefit of ceding companies.  As of December 31, 2014 and 2013, the fair value of all assets held in the Blue Water Trusts was $410.9 million and $164.7 million, respectively, which met the minimum values required on those dates.

As of December 31, 2014, Blue Capital Re had pledged $184.0 million of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re pursuant to the BW Retrocessional Agreement (see Note 14). These funds are included in the value of the Blue Water Trusts balance presented above.

Blue Capital Re ILS, which commenced its operations in November 2013, fully collateralizes its insurance-linked security obligations through cash and cash equivalents held in trust funds established by Blue Capital Re ILS (the “Blue Capital Re ILS Trusts”) for the benefit of third parties.  As of December 31, 2014, the fair value of all assets held in the Blue Capital Re ILS Trusts was $10.0 million, which met the minimum value required on that date.  As of December 31, 2013, Blue Capital Re ILS was not required to hold any of its cash and cash equivalents in trust for the benefit of third parties.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business Montpelier retained in connection with the MUSIC Sale.  As of December 31, 2014 and 2013, the fair value of all assets held in the MUSIC Trust was $25.3 million and $32.0 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants. Montpelier Re has been granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of December 31, 2014 and 2013, the fair value of all assets held in the Reinsurance Trust was $342.2 million and $337.7 million, respectively, which met the minimum value required on those dates.

In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with a reduction in Florida’s collateral requirements.  As of December 31, 2014 and 2013, the fair value of all assets held in the FL Trust was $26.2 million and $26.1 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. As of December 31, 2014 and 2013, the fair value of all assets held in the Lloyd’s Capital Trust was $212.8 million and $160.2 million, respectively, which met the minimum value required on those dates.

Premiums received by Syndicate 5151 are required to be received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  See Note 13.  As of December 31, 2014 and 2013, the fair value of all assets held in the Premiums Trust Funds was $284.5 million and $326.4 million, respectively.

Montpelier’s investment assets held in trust appear on the Company’s Consolidated Balance Sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $10,438.0 million, $6,545.7 million and $3,970.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Maturities, calls and paydowns of investments totaled $326.4 million, $373.9 million and $593.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2014, 2013 and 2012.

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

The net proceeds from the issuance of the 2022 Senior Notes, after deducting the issuance discount and debt issuance costs, were $296.4 million. These net proceeds were used to redeem the 2013 Senior Notes and for general corporate purposes. The associated debt issuance costs of $2.7 million have been capitalized within other assets in the Company’s Consolidated Balance Sheets and are being amortized over the life of the 2022 Senior Notes.

The carrying value of the 2022 Senior Notes at December 31, 2014 and 2013 was $299.3 million and $299.2 million, respectively.

The Company incurred interest expense on the 2022 Senior Notes of $14.1 million, $14.1 million and $3.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. The Company paid $14.1 million and $14.5 million in interest on the 2022 Senior Notes during the years ended December 31, 2014 and 2013, respectively.  The Company was not obligated to pay any interest on the 2022 Senior Notes during the year ended December 31, 2012.

Senior Unsecured Debt Due 2013 (“2013 Senior Notes”)

During 2003 the Company issued $250.0 million in principal amount of 2013 Senior Notes of which, at the time of its redemption, $228.0 million in principal amount remained outstanding. The 2013 Senior Notes bore interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year and were originally scheduled to mature in August 2013.

In November 2012 the Company fully redeemed the 2013 Senior Notes at a “make-whole” redemption price of $237.6 million (or 104.2% of the principal thereof), plus accrued and unpaid interest to the redemption date. In connection with the redemption of the 2013 Senior Notes, the Company recorded a loss on early extinguishment of debt of $9.7 million, which is reflected in the Company’s 2012 Consolidated Statement of Operations and Comprehensive Income.

The Company incurred and paid interest on the 2013 Senior Notes of $11.7 million and $17.1 million, respectively, during the year ended December 31, 2012.

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

In October 2012 the Company terminated the UST Contract and recognized a gain of $0.6 million, which was recorded within net income (loss) from derivative instruments on the Company’s 2012 Consolidated Statement of Operations and Comprehensive Income.  The fair value of the UST Contract was derived based on other observable (Level 2) inputs. See Note 7.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.03% to 4.06% during 2014, from 4.05% to 4.11% during 2013 and from 4.11% to 4.38% during 2012.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred and paid interest on the Trust Preferred Securities of $4.1 million, $4.1 million and $4.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

LIBOR Swap

In February 2012 the Company entered into a five-year swap agreement with a third-party (the “LIBOR Swap”) which results in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the LIBOR Swap to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net income (loss) from derivative instruments on the Company’s Consolidated Statements of Operations and Comprehensive Income, as opposed to interest and financing expenses.  The fair value of the LIBOR Swap is derived based on other observable (Level 2) inputs. See Note 7.

Credit Agreements

In May 2014 BCRH entered into a 364-day unsecured credit agreement (the “BCRH Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Borrowings under the BCRH Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company serves as a guarantor of BCRH’s obligations under the BCRH Credit Agreement and receives an annual guarantee fee from BCRH equal to 0.125% of the facility’s total capacity. See Note 14.

As of December 31, 2014, BCRH had $8.0 million of outstanding borrowings under the BCRH Credit Agreement. Of these borrowings, $4.0 million was repaid on January 26, 2015, and (while outstanding) was subject to an annual interest rate of 1.33%, and $4.0 million must be repaid no later than April 10, 2015, and is subject to an annual interest rate of 1.32%.

BCRH incurred $0.1 million in non-recurring fees in establishing the BCRH Credit Agreement and is subject to an ongoing annual commitment and administrative fee of 0.375% of the facility’s total capacity.

BCRH incurred and paid interest on its borrowings under the BCRH Credit Agreement of less than $0.1 million during the year ended December 31, 2014.

The BCRH Credit Agreement contains covenants that limit BCRH’s and, to a lesser extent, the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The BCRH Credit Agreement also contains covenants that require: (i) BCRH to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) the Company to maintain a financial strength rating from Fitch Ratings Ltd. of at least “BBB+”; and (iii) each of BCRH and the Company to maintain at least 70% of its net worth as of the date of the BCRH Credit Agreement.   If BCRH or the Company were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against BCRH or the Company.  As of December 31, 2014, BCRH and the Company (as a guarantor) were in compliance with each of the covenants associated with the BCRH Credit Agreement.

In May 2014 the BCGR Listed Fund entered into a 364-day unsecured credit agreement (the “BCGR Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the BCGR Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company serves as a guarantor of the BCGR Listed Fund’s obligations under the BCGR Credit Agreement and receives an annual guarantee fee from the BCGR Listed Fund equal to 0.125% of the facility’s total capacity.

As of December 31, 2014, the BCGR Listed Fund had a $4.0 million outstanding borrowing under the BCGR Credit Agreement.  This borrowing was repaid by the BCGR Listed Fund on February 3, 2015, and (while outstanding) was subject to an annual interest rate of 1.27%.

The BCGR Credit Agreement contains covenants that limit the BCGR Listed Fund’s and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The BCGR Credit Agreement also contains a financial covenant that requires the Company to maintain a leverage ratio at or below 30%.  If the BCGR Listed Fund or the Company were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the BCGR Listed Fund or the Company.  As of December 31, 2014, the BCGR Listed Fund and the Company (as a guarantor) were in compliance with each of the covenants associated with the BCGR Credit Agreement.

Letter of Credit Facilities

Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $33.8 million and $32.0 million as of December 31, 2014 and 2013, respectively. The following table outlines these facilities as of December 31, 2014:

	Total Capacity	Amount Drawn	Expiry Date
Secured Operational Letter of Credit Facilities
Bilateral Facility	$75.0	$18.9	None
Four Year Committed Facility	75.0	3.4	Oct. 2016

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral.  As of December 31, 2014 and 2013, the Company and Montpelier Re were in compliance with all covenants.

Montpelier Re’s Bilateral Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of 0.45% on drawn balances.  As of December 31, 2014, there were $18.9 million in outstanding letters of credit drawn under this facility.

Montpelier Re’s Four Year Committed Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of between 0.25% and 0.35% on drawn balances (depending on the type of collateral provided) and 0.125% on undrawn balances. As of December 31, 2014, there were $3.4 million in outstanding letters of credit drawn under this facility.

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

Trust Arrangements

Blue Water Re and Blue Capital Re have each established trusts as a means of providing collateralized reinsurance protection to cedants.

Blue Capital Re ILS has established the Blue Capital Re ILS Trusts as a means of collateralizing its insurance-linked security obligations for the benefit of third parties.

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

As a means of managing its underwriting risk, Montpelier has entered into ILW swap contracts (the “Outward ILW Swaps”), which provided reinsurance-like protection for specific loss events associated with certain lines of its business.

As an extension of its underwriting activities, Montpelier has sold ILW protection (the “Inward ILW Swap”), which provided reinsurance-like protection to a third-party for specific loss events associated with certain lines of business.

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

For the remaining Foreign Exchange Contracts, the UST Contract and the LIBOR Swap, Montpelier determines the fair values on the basis of information received from counterparties and verification by reference to published rates.  The Outward ILW Swaps and the Inward ILW Swap were valued on the basis of models developed by Montpelier.

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

The following tables present the fair values, notional values (expressed in millions of notional units) and balance sheet location of Montpelier’s derivative instruments recorded at December 31, 2014 and 2013 and the net income (loss) from such derivative instruments during the years ended December 31, 2014, 2013 and 2012:

		December 31, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Units	Fair Value	Notional Units
Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$—	—	$0.6	288
U.S. Dollars sold	Other Investments	(0.1)	36	(0.1)	279
Cross-currency	Other Investments	0.7	155	0.4	84
Credit Derivatives	Other Investments	1.8	224	(0.2)	231
Interest Rate Contracts	Other Investments	—	557	1.5	2,806
Investment Options and Futures - long	Other Investments	—	176	3.8	6,627
Investment Options and Futures - short	Other Liabilities	—	—	(1.3)	1,748
LIBOR Swap	Other Investments	(0.3)	100	(0.5)	100
Outward ILW Swaps	Other Assets	—	—	0.2	3
Inward ILW Swap	Other Liabilities	—	—	(1.5)	10

	Year Ended December 31,
Income (Loss) From Derivative Instruments	2014	2013	2012
Foreign Exchange Contracts - underwriting activities	$(0.1)	$(4.5)	$7.5
Foreign Exchange Contracts - investing activities	2.0	2.0	(3.9)
Credit Derivatives	(5.0)	(16.9)	(0.4)
Interest Rate Contracts	(3.7)	5.0	2.7
Investment Options and Futures	(8.9)	(3.7)	(0.3)
UST Contract	—	—	0.6
LIBOR Swap	(0.7)	0.4	(2.2)
Outward ILW Swaps	(4.3)	(7.6)	(0.8)
Inward ILW Swap	2.1	—	—
Net income (loss) from derivative instruments	$(18.6)	$(25.3)	$3.2

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

Interest Rate Contracts

From time to time Montpelier’s investment managers enter into various interest rate derivative instruments whose values are based on the right to pay or receive a notional amount of money at a given interest rate. These instruments are either used to limit Montpelier’s exposure to fluctuations in specified interest rates or to address an anticipated change in interest rates.

The fair value of the Interest Rate Contracts is derived based on other observable (Level 2) inputs.

Investment Options and Futures

From time to time Montpelier enters into various exchange-traded investment options and futures as part of its investing strategy.

The fair value of the Investment Options and Futures was derived based on other observable (Level 2) inputs.

Outward ILW Swaps

From time to time Montpelier enters into various Outward ILW swaps, whose values are based on the right to receive a floating, notional payment in the event of certain losses incurred by the insurance industry as a whole, rather than by losses incurred by Montpelier. There were no Outward ILW Swaps in force as of December 31, 2014. As of December 31, 2013, Montpelier’s only in-force Outward ILW Swap provided protection against Syndicate 5151’s construction and engineering exposures.  Montpelier is not aware of any industry loss events occurring during the periods presented that would have triggered any payments to Montpelier under the Outward ILW swaps.

The fair values of Outward ILW Swaps are derived based on unobservable (Level 3) inputs.

Inward ILW Swap

In December 2013 Blue Capital Re ILS entered into the Inward ILW Swap with a third-party under which qualifying loss payments would be triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured.  During the term of the Inward ILW Swap, Blue Capital Re ILS provided protection against losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand. The Inward ILW Swap expired in December 2014.  Blue Capital Re ILS is not aware of any industry loss event occurring that would have triggered a payment obligation under the Inward ILW Swap.

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

Preferred Shares

As of December 31, 2014 and 2013, there were 6.0 million Preferred Shares outstanding with a liquidation preference of $25.00 per share representing $150.0 million in face value. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem at its option, in whole or in part, the Preferred Shares at a price of $25.00 per share plus any declared and unpaid dividends.

Dividends on Preferred Shares are non-cumulative. Consequently, holders of Preferred Shares will be entitled to receive cash dividends only when, as and if declared by the Company’s Board of Directors (the “Board”) or by a duly authorized committee of the Board, quarterly in arrears on or about  the 15th day of January, April, July and October of each year. These dividends will accrue, with respect to a particular dividend period, on the liquidation preference amount of $25.00 per share at an annual rate of 8.875%. So long as any Preferred Shares remain outstanding, no dividend shall be paid or declared on Common Shares or any other securities ranking junior to Preferred Shares (other than a dividend payable solely in Common Shares or in other junior securities), unless the full dividend for the latest completed dividend period on all outstanding Preferred Shares has been declared and paid or otherwise provided for.

Common Shares

The following table summarizes the Company’s Common Share activity during the years ending December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in Common Shares)	2014	2013	2012
Beginning Common Shares outstanding	49,274,165	55,269,690	60,864,174
Common Shares repurchased and retired	(5,348,998)	(6,248,302)	(5,549,789)
Common Shares repurchased and placed in treasury	(861,417)	(342,244)	(431,800)
Issuances of Common Shares in satisfaction of vested RSU obligations	555,374	595,021	387,105
Ending Common Shares outstanding	43,619,124	49,274,165	55,269,690

As of December 31, 2014, the Company had 43,619,124 Common Shares outstanding consisting of 45,113,841 Common Shares issued less 1,494,717 Common Shares held in treasury.  As of December 31, 2013, the Company had 49,274,165 Common Shares outstanding consisting of 50,462,839 Common Shares issued less 1,188,674 Common Shares held in treasury.

2014 Common Share activity

The Company repurchased 6,210,415 Common Shares during 2014 pursuant to a publicly announced share repurchase program at an average price of $29.93 per share. Of these Common Shares repurchased in 2014, 5,348,998 Common Shares were retired and 861,417 Common Shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations.

During 2014 the Company issued 555,374 Common Shares in satisfaction of vested RSU obligations.  See Note 9. The Common Shares were issued from the Company’s treasury resulting in a net loss on issuance of $4.0 million, which was recorded as a reduction to retained earnings.

2013 Common Share activity

The Company repurchased 6,121,324 Common Shares during 2013 pursuant to a publicly announced share repurchase program at an average price of $25.56 per share. Of these Common Shares repurchased in 2013, 5,779,080 Common Shares were retired and 342,244 Common Shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations.

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

2012 Common Share activity

The Company repurchased 5,981,589 Common Shares during 2012 pursuant to a publicly announced share repurchase program at an average price of $20.22 per share. Of the total Common Shares repurchased in 2012, 5,549,789 Common Shares were retired and 431,800 Common Shares were placed in the Company’s treasury for re-issuance to employees and directors in satisfaction of existing and future share-based obligations.

During 2012 the Company issued 387,105 Common Shares in satisfaction of vested RSU obligations. See Note 9. The Common Shares were issued from the Company’s treasury resulting in a net loss on issuance of $1.6 million, which was recorded as a reduction to additional paid-in capital.

Common Share Repurchase Authorization

As of December 31, 2014,  the Company had a remaining Common Share repurchase authorization of $281.7 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Dividends Declared and Paid

The Company declared, on a quarterly basis, regular cash dividends per Common Share and RSU during the years ended December 31, 2014, 2013 and 2012 totaling $0.65, $0.47 and $0.43, respectively.  The total amount of dividends paid to holders of Common Shares and RSUs during the years ended December 31, 2014, 2013 and 2012, was $27.2 million, $24.2 million and $24.4 million, respectively.  As of December 31, 2014 and 2013, the Company had $8.9 million and $6.2 million of dividends payable to holders of Common Shares and RSUs.

The Company declared, on a quarterly basis, cash dividends per Preferred Share totaling $2.219 during each of the years ended December 31, 2014, 2013 and 2012, respectively. The total amount of dividends paid to holders of Preferred Shares during each of the years ended December 31, 2014, 2013 and 2012, was $13.3 million.  As of December 31, 2014 and 2013, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

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

The Montpelier Re Holdings Ltd. 2012 Long-Term Incentive Plan (the “2012 LTIP”), which was approved by the Company’s shareholders in May 2012, permits the issuance of up to 4,700,000 Common Shares to selected Montpelier employees, non-employee directors and consultants.  Incentive awards that may be granted under the 2012 LTIP consist of RSUs, restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based  awards. During each of the years presented herein, Montpelier’s share-based incentive awards consisted solely of RSUs.

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

As of December 31, 2014, the Company’s Variable RSUs outstanding consisted of those for the 2014-2017 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2014 increase in its FCBVPCS versus a target increase in FCBVPCS of 10.0% (“Target”).  If Target is achieved, the Company would expect to grant 494,340 Variable RSUs to participants.  At an increase in FCBVPCS of 3.0% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 17.0% or more (“Maximum”), the Company would expect to grant 988,680 Variable RSUs to participants.

The following table summarizes the Company's RSU activity for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,448,374	$12.2	1,327,041	$10.3	761,279	$4.7
Fixed RSUs Awarded	49,000	1.5	35,000	0.8	50,700	1.1
Variable RSUs, 2014-2017 cycle:
RSUs projected to be awarded	850,262	23.2	—	—	—	—
Variable RSUs, 2013-2016 cycle:
RSUs projected to be awarded	—	—	900,800	19.4	—	—
RSU payout adjustments	(17,263)	(0.3)	—	—	—	—
Variable RSUs, 2012-2015 cycle:
RSUs projected to be awarded	—	—	—	—	1,058,304	17.6
RSU payments	(751,568)	—	(791,716)	—	(476,426)	—
RSU forfeitures	(58,041)	0.2	(22,751)	(0.3)	(66,816)	(1.0)
RSU expense recognized	—	(19.8)	—	(18.0)	—	(12.1)
End of period	1,520,764	$17.0	1,448,374	$12.2	1,327,041	$10.3

RSU Awards and Payments - 2014 Awards and Payouts

During 2014 the Company awarded a total of 49,000 Fixed RSUs to its non-management directors and certain employees. Of the total Fixed RSUs awarded during that year, 30,000 RSUs were awarded for a one-year cycle, 4,000 RSUs were awarded for a two-year cycle, 11,000 RSUs were awarded for a three-year cycle and 4,000 RSUs were awarded for a five-year cycle.

On the basis of the Company’s preliminary determination of its increase in FCBVPCS achieved during 2014, the Company anticipated issuing 850,262 Variable RSUs for the 2014-2017 award cycle as of December 31, 2014, or 172% of the in force Target RSUs for that cycle at that time. The actual number of Variable RSUs to be awarded for the 2014-2017 cycle will be formally determined by the Compensation Committee on February 26, 2015.

During 2014 the Company paid out 751,568 vested RSUs and withheld, at the recipient’s election, 196,194 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 555,374 Common Shares from its treasury throughout the year. See Note 8. The fair value of the RSUs paid out during 2014 was $24.3 million.

RSU Awards and Payments - 2013 Awards and Payouts

During 2013 the Company awarded 35,000 Fixed RSUs to its non-management directors and certain employees.  Of the total Fixed RSUs awarded during the year, 18,000 RSUs represented annual one-year Fixed RSU awards to directors, 12,000 RSUs represented one-time three-year Fixed RSU awards to two newly-appointed directors and 5,000 RSUs represented an annual one-year Fixed RSU award to Mr. Harris pursuant to his new service agreement, which was approved by the Board in May 2013.

On the basis of the Company’s preliminary determination of its increase in FCBVPCS achieved during 2013, the Company anticipated awarding 900,800 Variable RSUs for the 2013-2016 award cycle at December 31, 2013, or 170% of the in force target RSUs for that cycle at that time. Based on actual 2013 results achieved, and as formally approved by the Compensation Committee in February 2014, the actual number of Variable RSUs awarded for the 2013-2016 cycle was reduced during the first quarter of 2014 by 17,263 RSUs in order to fix the number of Variable RSUs awarded to be 883,537 RSUs, or 166% of the in force target RSUs for that cycle.

During 2013 the Company paid out 791,716 vested RSUs and withheld, at the recipient’s election, 196,695 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 595,021 Common Shares from its treasury throughout the year.  See Note 8.  The fair value of the RSUs paid out during 2013 was $21.5 million.

RSU Awards and Payments - 2012 Awards and Payouts

During 2012 the Company awarded 50,700 Fixed RSUs to its non-management directors and certain employees.  Of the total Fixed RSUs awarded during the year, 18,000 RSUs represented annual one-year Fixed RSU awards to directors, 6,000 RSUs represented a one-time three-year Fixed RSU award to a newly-appointed director, 16,200 RSUs represented four-year Fixed RSU awards to employees and 10,500 RSUs represented five-year Fixed RSU awards to employees.

On the basis of the Company’s preliminary determination of its increase in FCBVPCS achieved during 2012, the Company anticipated awarding 1,058,304 Variable RSUs for the 2012-2015 award cycle at December 31, 2012, or 200% of the in force target RSUs for that cycle at that time. The actual number of Variable RSUs awarded for the 2012-2015 cycle was formally determined to be 1,058,304 by the Compensation Committee in February 2013.

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

The Company revises its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company increased (reduced) the unamortized grant date fair value of its RSUs outstanding during the years ended December 31, 2014, 2013 and 2012 by $0.2 million, $(0.3) million and $(1.0) million, respectively.

In connection with the planned retirement of Mr. Busher on December 31, 2013, the Company agreed to accelerate the vesting of certain of his RSU awards. See Note 14. The acceleration of the vesting of Mr. Busher’s outstanding RSUs awards resulted in the Company recognizing an additional $1.7 million of RSU expense in 2013 which would have otherwise been recognized in future periods.

RSUs Outstanding at December 31, 2014

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at December 31, 2014 for each award cycle:

	RSUs Outstanding	Unamortized Grant Date Fair Value
Award Date and Cycle
Five-year RSU awards granted in 2011	14,000	—
Three-year RSU awards granted in 2012	2,000	—
Four-year RSU awards granted in 2012	224,103	1.3
Five-year RSU awards granted in 2012	6,300	—
Three-year RSU awards granted in 2013	8,000	0.1
Four-year RSU awards granted in 2013	377,932	3.7
One-year RSU awards granted in 2014	22,500	0.3
Two-year RSU awards granted in 2014	4,000	0.1
Three-year RSU awards granted in 2014	7,667	0.1
Four-year RSU awards granted in 2014 (those awards in their Initial Award Period)	850,262	11.3
Five-year RSU awards granted in 2014	4,000	0.1

Total RSUs outstanding at December 31, 2014	1,520,764	$17.0

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $10.7 million, $4.8 million and $1.5 million during 2015, 2016 and 2017 & beyond, respectively.

NOTE 10.   Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries, primarily Bermuda, the U.K. and the U.S.  The Company, BCRH, Montpelier Re, Blue Water Re, Blue Capital Re and Blue Capital Re ILS intend to conduct substantially all of their operations in Bermuda in a manner such that it is improbable that they would be subject to direct taxation in the U.K. or the U.S. However, because there is no definitive authority regarding activities that constitute taxable activities in the U.K. or the U.S., there can be no assurance that those jurisdictions will not contend, perhaps successfully, that the Company, BCRH, Montpelier Re, Blue Water Re, Blue Capital Re and/or Blue Capital Re ILS is engaged in a trade or business in the U.S. and is therefore subject to taxation. In that event, those entities would be subject to U.K. income taxes, or U.S. income and branch profits taxes, on income that is connected with or attributable to such activities unless the corporation is entitled to relief under an applicable tax treaty.

Montpelier has subsidiaries domiciled in the U.K. and the U.S. which are subject to the respective foreign and/or federal income taxes in those jurisdictions. The Company’s U.S.- domiciled subsidiaries are also subject to state and local income taxes. The provision for U.S. federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations.

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

U.K.

MAL, MUSL, MCL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes.  Of these U.K. entities, only MCL remained in a cumulative net operating loss position at December 31, 2014. The cumulative net operating loss associated with MCL’s operations may be carried forward to offset future taxable income generated by that entity and do not expire with time.

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

During the years ended December 31, 2014 and 2012, each of the entities within Montpelier’s U.K. group of companies generated taxable income so Montpelier was unable to utilize Group Relief to offset its U.K. net current income tax liabilities in those years.  During 2013 Montpelier was able to utilize a combination of net operating losses and Group Relief to partially offset its U.K. net current income liabilities for that year.

The U.K. statutory corporate income tax rate applicable to Montpelier’s U.K. entities was 21%, 23% and 24% with respect to the years ended December 31, 2014, 2013 and 2012, respectively.  The U.K. has legislated a 20% statutory corporate income tax rate applicable to Montpelier’s U.K. entities for 2015 and future tax years.

The tax years open to examination by the HM Revenue & Customs for Montpelier’s U.K. entities are from 2013 to present and no examinations are currently pending. HM Revenue & Customs may open an inquiry up to the later of twelve months after the statutory filing date or the date the return was filed.  Each of Montpelier’s U.K. entities has filed its respective U.K. income tax returns on a timely basis since its inception.

United States

MUI, MTR, Cladium and their parent, MRUSHL, are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations and are currently in a cumulative net operating loss position.  The net operating losses associated with these operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027. The provision for U.S. federal income taxes associated with Montpelier’s U.S. operations has been determined under the principles of a consolidated tax provision within the U.S. Internal Revenue Code and Regulations.

The U.S. Federal statutory corporate income tax rate applicable to Montpelier’s U.S. entities was 35% with respect to each of the years ended December 31, 2014, 2013 and 2012.

The tax years open to examination by the Internal Revenue Service for Montpelier’s U.S. subsidiaries are from 2012 to present and no examinations are currently pending. The Internal Revenue Service may open an inquiry up to the later of three years after the statutory filing date or the date the return was filed. During 2014, the IRS conducted an examination of the 2011 tax year. There were no material changes to the return or to the tax assets reported as a result of that examination. Each of Montpelier’s U.S. entities has filed its U.S. income tax returns on a timely basis since its inception, inclusive of permitted automatic filing extensions.

Montpelier’s consolidated income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Current tax provision:
Bermuda	$—	$—	$—
U.K.	1.9	(0.4)	0.7
U.S. Federal and state	0.1	0.1	0.1
Current tax provision (benefit)	$2.0	$(0.3)	$0.8

Deferred tax benefit:
Bermuda	$—	$—	$—
U.K.	(4.7)	0.2	(0.5)
U.S. Federal and state	—	—	—
Deferred tax provision (benefit)	$(4.7)	$0.2	$(0.5)

Total income tax provision (benefit)	$(2.7)	$(0.1)	$0.3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.

A breakdown of the significant components of Montpelier’s deferred tax assets and liabilities at December 31, 2014 and 2013 follows:

	December 31,
	2014	2013
Deferred tax assets:
U.S. net operating loss carryforwards	$12.7	$12.7
Non-U.S. net operating loss carryforwards	6.7	3.1
Share-based compensation	2.1	2.7
Other items	1.1	1.2
Total gross deferred tax assets	22.6	19.7
Less: deferred tax asset valuation allowance	(15.6)	(19.2)
Total recognized deferred tax assets	$7.0	$0.5
Deferred tax liabilities - Deferred profit of Syndicate 5151	$1.8	$—
Net deferred tax asset (included in other assets)	$5.2	$0.5

Montpelier’s net deferred tax assets of $5.2 million and $0.5 million at December 31, 2014 and 2013, respectively, related entirely to its U.K. entities.

Montpelier records a valuation allowance against its deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period represent an income tax benefit or provision within the period of change. In determining whether or not a valuation allowance, or a change in valuation allowance, is warranted, Montpelier considers such factors as prior taxable earnings history, expected taxable future earnings, the expiration date of remaining net operating loss carryforwards and any tax strategies that, if executed, would result in the realization of a deferred tax asset.

The deferred tax asset valuation allowance established at December 31, 2014 primarily reflects the inception-to-date losses incurred by Montpelier’s U.S. operations and the uncertainty at this time of whether such operations will generate sufficient taxable income in future periods to utilize their deferred tax asset balances.

The deferred tax asset valuation allowance established at December 31, 2013 reflects the inception-to-date losses incurred by Montpelier’s U.K. and U.S. operations and the uncertainty at that time of whether such operations would generate sufficient taxable income in future periods to utilize their deferred tax asset balances.

During the year ended December 31, 2014, Montpelier released its remaining U.K. deferred tax asset valuation allowance in light of: (i) the expected future taxable earnings of its U.K. entities; and (ii) the fact that its U.K. net operating loss carryforwards do not expire. The release of these U.K. deferred tax valuation allowances resulted in the recognition of a $2.9 million income tax benefit during 2014.

A reconciliation of actual income taxes to the amount calculated using Bermuda’s income tax rate of zero is as follows:

	Year Ended December 31,
	2014	2013	2012
Income before income taxes	$245.3	$210.5	$227.9

Income taxes at the expected income tax rate of Bermuda	$—	$—	$—

Foreign tax provision (benefit) at actual rates:
U.K.	$(2.8)	$(0.2)	$0.2
U.S.	0.1	0.1	0.1

Total income tax provision (benefit)	$(2.7)	$(0.1)	$0.3

Effective income tax rate	(1.1)%	—%	0.1%

The components of the Company’s income (loss) before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic:
Bermuda	$246.7	$205.3	$232.2

Foreign:
U.K.	(2.8)	4.6	(4.4)
U.S.	1.4	0.6	0.1

Income before income taxes	$245.3	$210.5	$227.9

During the years ended December 31, 2014, 2013 and 2012, Montpelier paid total income taxes of $0.5 million, $0.5 million and $0.1 million, respectively.

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

At December 31, 2014, the fair value of the 2022 Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $306.3 million, which compared to a carrying value of $299.3 million. At December 31, 2013, the fair value of the 2022 Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $303.2 million, which compared to a carrying value of $299.2 million.

At December 31, 2014, the fair value of the Trust Preferred Securities (based on quoted market prices, which represent Level 2 inputs) was $92.0 million, which compared to a carrying value of $100.0 million. At December 31, 2013, the fair value of the Trust Preferred Securities (based on quoted market prices, which represent Level 2 inputs) was $89.5 million, which compared to a carrying value of $100.0 million. See Note 6.

At December 31, 2014, the fair value of BCRH’s outstanding borrowings under the BCRH Credit Agreement, which must be repaid in early 2015, approximated their carrying value of $8.0 million. See Note 6.

At December 31, 2014 and 2013, the fair value and net asset value of Montpelier’s other investments carried on the Company’s balance sheets were approximately the same. See Note 5.

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

The Company and certain intermediate holding and service companies, intercompany eliminations relating to inter- segment reinsurance agreements and the MUSIC Run-Off business are collectively referred to as “Corporate and Other.”

The following table summarizes Montpelier’s identifiable assets by segment as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Montpelier Bermuda	$2,550.0	$2,773.9
Montpelier at Lloyd’s	573.5	543.4
Collateralized Reinsurance	476.1	394.4
Corporate and Other, including inter-segment eliminations	29.5	46.8

Total assets	$3,629.1	$3,758.5

A summary of Montpelier’s Consolidated Statements of Operations by segment for the years ended December 31, 2014, 2013 and 2012 follows:

Year Ended December 31, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total

Gross premiums written	$416.4	$273.0	$83.4	$(32.5)	$740.3
Ceded reinsurance premiums	(102.1)	(19.7)	—	32.4	(89.4)
Net premiums written	314.3	253.3	83.4	(0.1)	650.9
Change in net unearned premiums	1.6	(8.5)	1.2	—	(5.7)
Net premiums earned	315.9	244.8	84.6	(0.1)	645.2

Loss and LAE	(23.0)	(142.3)	(23.2)	(1.1)	(189.6)
Acquisition costs	(37.1)	(59.9)	(13.2)	—	(110.2)
General and administrative expenses	(38.7)	(39.8)	(7.3)	(37.9)	(123.7)
Underwriting income	217.1	2.8	40.9	(39.1)	221.7
Net investment income	40.6	4.5	0.2	1.5	46.8
Other revenues	0.1	—	—	2.8	2.9
Net investment and foreign currency gains	(2.8)	17.0	0.1	0.5	14.8
Net losses from derivative instruments	(17.4)	(0.2)	(0.4)	(0.6)	(18.6)
Interest and other financing expenses	(0.2)	(0.1)	—	(18.6)	(18.9)
Other expenses	(0.8)	—	(0.2)	(2.4)	(3.4)
Income before income taxes	$236.6	$24.0	$40.6	$(55.9)	$245.3

Year Ended December 31, 2013	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total

Gross premiums written	$429.4	$235.2	$39.8	$1.6	$706.0
Ceded reinsurance premiums	(75.8)	(23.0)	(3.0)	(1.1)	(102.9)
Net premiums written	353.6	212.2	36.8	0.5	603.1
Change in net unearned premiums	5.6	1.5	(10.6)	—	(3.5)
Net premiums earned	359.2	213.7	26.2	0.5	599.6

Loss and LAE	(17.0)	(105.9)	(2.2)	(1.4)	(126.5)
Acquisition costs	(34.4)	(52.6)	(3.2)	(0.3)	(90.5)
General and administrative expenses	(39.3)	(36.5)	(3.5)	(39.9)	(119.2)
Underwriting income	268.5	18.7	17.3	(41.1)	263.4
Net investment income	57.7	5.4	—	0.9	64.0
Other revenues	0.1	—	0.6	(0.3)	0.4
Net investment and foreign currency losses	(52.7)	(10.2)	—	(2.2)	(65.1)
Net losses from derivative instruments	(27.0)	1.8	(0.5)	0.4	(25.3)
Interest and other financing expenses	(0.2)	—	—	(18.6)	(18.8)
Other expenses	—	—	—	(8.1)	(8.1)
Income before income taxes	$246.4	$15.7	$17.4	$(69.0)	$210.5

Year Ended December 31, 2012	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total

Gross premiums written	$480.5	$246.0	$2.4	$6.4	$735.3
Ceded reinsurance premiums	(99.8)	(15.9)	—	(3.9)	(119.6)
Net premiums written	380.7	230.1	2.4	2.5	615.7
Change in net unearned premiums	(11.2)	(12.8)	—	24.8	0.8
Net premiums earned	369.5	217.3	2.4	27.3	616.5

Loss and LAE	(159.5)	(107.6)	—	(19.3)	(286.4)
Acquisition costs	(40.5)	(46.6)	(0.1)	(9.4)	(96.6)
General and administrative expenses	(44.2)	(38.2)	(1.7)	(32.1)	(116.2)
Underwriting income	125.3	24.9	0.6	(33.5)	117.3
Net investment income	63.2	2.9	—	1.0	67.1
Other revenues	0.2	0.6	—	—	0.8
Net investment and foreign currency gains	84.8	(15.0)	—	(0.2)	69.6
Net income from derivative instruments	1.8	3.0	—	(1.6)	3.2
Interest and other financing expenses	(0.8)	(1.9)	—	(17.7)	(20.4)
Other expenses	—	—	—	(9.7)	(9.7)
Income before income taxes	$274.5	$14.5	$0.6	$(61.7)	$227.9

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$256.1	$3.4	$83.4	$(31.9)	$311.0
Property Specialty - Treaty	54.0	3.8	—	—	57.8
Other Specialty - Treaty	76.4	93.2	—	(0.5)	169.1
Property and Specialty Individual Risk	29.9	172.6	—	(0.1)	202.4
Total gross premiums written	$416.4	$273.0	$83.4	$(32.5)	$740.3

	Montpelier	Montpelier	Collateralized	Corporate and
Year Ended December 31, 2013	Bermuda	at Lloyd’s	Reinsurance	Other (1)	Total

Property Catastrophe - Treaty	$279.0	$4.7	$39.8	$1.0	$324.5
Property Specialty - Treaty	50.3	4.3	—	0.1	54.7
Other Specialty - Treaty	68.7	78.3	—	(0.1)	146.9
Property and Specialty Individual Risk	31.4	147.9	—	0.6	179.9
Total gross premiums written	$429.4	$235.2	$39.8	$1.6	$706.0

	Montpelier	Montpelier	Collateralized	Corporate and
Year Ended December 31, 2012	Bermuda	at Lloyd’s	Reinsurance	Other (1)	Total

Property Catastrophe - Treaty	$332.8	$10.9	$2.4	$3.9	$350.0
Property Specialty - Treaty	47.5	6.1	—	—	53.6
Other Specialty - Treaty	70.4	82.1	—	—	152.5
Property and Specialty Individual Risk	29.8	146.9	—	2.5	179.2
Total gross premiums written	$480.5	$246.0	$2.4	$6.4	$735.3

(1)   Represents: (i) the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; and (ii) premiums written within the Company’s former MUSIC Run-Off segment.

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment. The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Year Ended December 31,
	2014		2013		2012
U.S. and Canada	$344.6	47%	$346.2	49%	$351.7	48%
Worldwide (1)	239.3	32	210.4	30	231.5	31
Western Europe, excluding the U.K. and Ireland	34.6	5	31.9	4	30.7	4
Worldwide, excluding U.S. and Canada (2)	26.9	4	33.8	5	23.1	3
Australia and Oceania	26.8	4	20.4	3	23.4	3
U.K. and Ireland	18.5	2	20.1	3	24.1	3
Japan	16.8	2	22.1	3	27.5	4
Other	32.8	4	21.1	3	23.3	4
Total gross premiums written	$740.3	100%	$706.0	100%	$735.3	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the years ended December 31, 2014, 2013 and 2012:

	Montpelier	Montpelier	Collateralized	Corporate and
Year Ended December 31, 2014	Bermuda	at Lloyd’s	Reinsurance	Other (1)	Total

Property Catastrophe - Treaty	$174.6	$3.4	$84.6	$(0.3)	$262.3
Property Specialty - Treaty	55.5	3.8	—	0.1	59.4
Other Specialty - Treaty	64.0	92.2	—	(0.2)	156.0
Property and Specialty Individual Risk	21.8	145.4	—	0.3	167.5
Total net earned premiums	$315.9	$244.8	$84.6	$(0.1)	$645.2

	Montpelier	Montpelier	Collateralized	Corporate and
Year Ended December 31, 2013	Bermuda	at Lloyd’s	Reinsurance	Other (1)	Total

Property Catastrophe - Treaty	$229.5	$4.1	$26.2	0.7	260.5
Property Specialty - Treaty	47.3	5.1	—	(0.3)	52.1
Other Specialty - Treaty	59.6	83.0	—	—	142.6
Property and Specialty Individual Risk	22.8	121.5	—	0.1	144.4
Total net earned premiums	$359.2	$213.7	$26.2	0.5	599.6

	Montpelier	Montpelier	Collateralized	Corporate and
Year Ended December 31, 2012	Bermuda	at Lloyd’s	Reinsurance	Other (1)	Total

Property Catastrophe - Treaty	$235.4	$11.6	$2.4	$0.2	$249.6
Property Specialty - Treaty	44.5	7.0	—	—	51.5
Other Specialty - Treaty	63.7	79.2	—	0.7	143.6
Property and Specialty Individual Risk	25.9	119.5	—	26.4	171.8
Total net earned premiums	$369.5	$217.3	$2.4	$27.3	$616.5

(1) Represents: (i) the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s; and (ii) premiums earned within the Company’s former MUSIC Run-Off segment.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Year Ended December 31,
	2014		2013		2012
U.S. and Canada	$338.5	52%	$328.6	55%	$350.9	57%
Worldwide (1)	166.5	26	124.1	21	123.0	20
Western Europe, excluding the U.K. and Ireland	35.4	6	31.7	5	30.9	5
Worldwide, excluding U.S. and Canada (2)	26.2	4	33.2	5	22.2	3
Australia and Oceania	19.5	3	18.7	3	17.3	3
Japan	19.4	3	22.6	4	26.2	4
U.K. and Ireland	18.0	3	21.1	4	22.6	4
Other	21.7	3	19.6	3	23.4	4
Total net earned premiums	$645.2	100%	$599.6	100%	$616.5	100%

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

NOTE 13. Regulation and Capital Requirements

Insurance and reinsurance entities are highly regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another with reinsurers generally subject to less regulation than primary insurers. The Company, Montpelier Re, Blue Water Re, Blue Capital Re, Blue Capital Re ILS and BCML are regulated by the Bermuda Monetary Authority (the “BMA”). MAL is subject to regulation by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”), each is a successor to the former U.K. Financial Services Authority. MAL and MCL are regulated by Lloyd’s. MUI is subject to approval by Lloyd’s as a Coverholder for Syndicate 5151.

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

The Bermuda risk-based regulatory capital adequacy and solvency requirements implemented with effect from December 31, 2008 (termed the Bermuda Solvency Capital Requirement or “BSCR”), provide a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their businesses. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s or reinsurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure. Montpelier Re is only required to supply its BSCR to the BMA annually, on or before April 30 of each year.

As of December 31, 2014 and 2013, Montpelier Re’s Statutory Capital and Surplus was $1,819.2 million and $1,844.7 million, respectively. The principal differences between Montpelier Re’s Statutory Capital and Surplus and its net assets determined in accordance with GAAP include statutory deductions for deferred acquisition costs, fixed assets and investment securities held in trust for the benefit of MCL through the Lloyd’s Capital Trust. Such differences totaled $237.3 million and $184.2 million at December 31, 2014 and 2013, respectively.

For the year ended December 31, 2013, Montpelier Re’s Statutory Capital and Surplus of $1,844.7 million comfortably exceeded its 2013 BSCR of $549.0 million. Montpelier Re expects that it will also comfortably satisfy this requirement for the year ended December 31, 2014, although its 2014 BSCR will not be completed and filed with the BMA until April 2015.

The Company will disclose Montpelier Re’s 2014 BSCR in its Form 10-Q for the quarterly period ended March 31, 2015.

Montpelier Re’s 2014, 2013 and 2012 statutory net income was $270.5 million, $298.4 million and $281.6 million, respectively.

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

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re. The payment of dividends in any year which would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA. Additionally, annual distributions that would result in a reduction of the prior year-end balance of statutory capital (defined as an insurer’s Statutory Capital and Surplus less its statutory earnings retained) by more than 15% also requires the approval of the BMA.

The Insurance Act also provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Montpelier Re exceeded its minimum liquidity requirements at December 31, 2014 and 2013 by $1,663.4 million and $1,990.3 million, respectively.

With respect to the year ended December 31, 2014, Montpelier Re had the ability to dividend up to $461.2 million to the Company without BMA approval of which $250.0 million was actually declared and paid. With respect to the year ended December 31, 2013, Montpelier Re had the ability to dividend up to $455.2 million to the Company without BMA approval of which $225.0 million was actually declared and paid.

Blue Water Re

Blue Water Re is registered with the BMA as a Special Purpose Insurer, meaning that its insurance and reinsurance contracts must be fully-collateralized and the parties to the transactions must be sophisticated. Special Purpose Insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.

Blue Water Re is required to notify the BMA of each reinsurance contract it writes. Blue Water Re, however, is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA, although beginning December 31, 2014, Blue Water Re is required to prepare and file annual audited GAAP financial statements with the BMA.

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

There is no minimum solvency margin or liquidity ratio that must be maintained by Blue Water Re so long as the value of its GAAP assets exceed the value of its GAAP liabilities. As of December 31, 2014 and 2013, Blue Water Re’s assets exceeded the value of its liabilities by $238.2 million and $212.8 million, respectively.

As of December 31, 2014 and 2013, Blue Water Re had the ability to dividend up to $238.2 million and $212.8 million, respectively, to its parent without BMA approval.

Blue Water Re’s 2014, 2013 and 2012 net income (loss) was $29.1 million, $20.3 million and $(2.3) million, respectively, and it did not declare or pay any dividends during those years.

Blue Capital Re

Blue Capital Re is registered with the BMA as a Class 3A insurer. As a result of the approvals received from the BMA and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized. While Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA, beginning December 31, 2014, Blue Capital Re is required to prepare and file annual audited GAAP financial statements with the BMA.

Blue Capital Re has received exemptions from the BMA’s BSCR requirements for 2014 and 2013. However, the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re and provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin. If Blue Capital Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Blue Capital Re’s minimum solvency margin has been set by the BMA to be $1.0 million at all times, so long as: (i) Blue Capital Re only enters into contracts of reinsurance that are fully-collateralized; and (ii) each transaction represents no material deviation from the original business plan filed with BMA at the time of Blue Capital Re’s registration.

The Insurance Act also limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re. Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital. With respect to the year ended December 31, 2014 and 2013, Blue Capital Re had the ability to distribute up to $24.0 million of its total capital to its parent without BMA approval.

Blue Capital Re has not declared or paid any dividends or distributed any of its total capital since its inception.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Blue Capital Re exceeded its minimum liquidity requirements at December 31, 2014 and 2013 by $188.1 million and $159.0 million, respectively.

Blue Capital Re’s 2014 and 2013 net income was $19.5 million and less than $0.1 million, respectively.

BCML

BCML is licensed and supervised by the BMA: (i) to carry on investment business; and (ii) as an insurance agent/manager, and is a registered investment advisor with the SEC. BCML is not subject to any material minimum solvency requirements.

Montpelier Group

The BMA serves as Montpelier’s group supervisor. In this instance, an “insurance group” is defined as a group of companies that conducts insurance business.

Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer in respect of that insurance group for the purposes of the Insurance Act (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that an approved group actuary is appointed to provide an opinion as to the adequacy of the insurance group’s insurance reserves as reported in its group statutory financial statements. Montpelier Re has been designated by the BMA to act as Montpelier’s Designated Insurer.

As group supervisor, the BMA performs a number of supervisory functions including: (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures as may be prescribed by or under the Insurance Act; (iv) planning and coordinating through regular meetings held at least annually or by other appropriate means with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) to be clarified by the BMA in order to facilitate the carrying out of the functions described above.

In carrying out its group supervisor functions, the BMA may make rules for: (i) assessing the financial situation and the solvency position of the insurance group and its members; and (ii) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

Other international supervisory authorities are not, at the current time, under any obligation to accept or otherwise rely on the BMA’s determination that it is acting as group supervisor, rather the BMA’s decision defines the scope and extent of the BMA’s interest in Montpelier’s operations group-wide.

The Bermuda Companies Act 1981 (the “Companies Act”)

The Companies Act also limits the Company’s, BCRH’s, Montpelier Re’s, Blue Water Re’s, Blue Capital Re’s and Blue Capital Re ILS’ ability to pay dividends and/or make distributions to their shareholders in that none of the Company, BCRH, Montpelier Re, Blue Water Re, Blue Capital Re or Blue Capital Re ILS is permitted to declare or pay a dividend or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.

U.K.

Montpelier participates in the Lloyd’s market through Syndicate 5151, which is managed by MAL and is capitalized through MCL. MAL is regulated by the PRA and the FCA and is also subject to the oversight of the Council of Lloyd’s.

The PRA, which is a subsidiary of the Bank of England, is responsible for promoting the stable and prudent operation of the U.K. financial system through regulation of all deposit-taking institutions, insurers, Lloyd’s managing agents and investment banks. The PRA has the responsibility for promoting the safety and soundness of Lloyd’s and its members taken together, including the Lloyd’s New Central Fund, and the prudential regulation of managing agents.

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

MAL, as a Lloyd’s Managing Agent, is subject to capital requirements and minimum solvency tests established by Lloyd’s and the PRA. MAL’s statutory net assets, as reported to Lloyd’s as of December 31, 2014 and 2013, totaled $1.1 million and $1.2 million, respectively. MAL’s restricted net assets (the amount of its statutory net assets that were not available to dividend or distribute to its parent without Lloyd’s approval) at December 31, 2014 and 2013 totaled $0.8 million and $0.9 million, respectively. Any amount of MAL’s statutory net assets in excess of its net restricted assets may be distributed to its parent without Lloyd’s approval.

MAL’s net income, as reported to Lloyd’s for each of the years ended December 31, 2014, 2013 and 2012, was $0.2 million.

MCL, Syndicate 5151’s corporate underwriting member at Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Syndicate 5151’s stamp capacity for 2014, 2013 and 2012 was £180 million.

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

At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. In the case of Syndicate 5151’s underwriting years of account prior to 2013, MAL carried out a syndicate Individual Capital Assessment (“ICA”) according to detailed rules prescribed by the PRA under the Individual Capital Adequacy Standards regime in force. In the case of Syndicate 5151’s subsequent underwriting years of account, MAL carried out a Solvency Capital Requirement (“SCR”) assessment in addition to the ICA, utilizing the Syndicate’s own internal model according to Solvency II principles, which was subsequently reconciled to the ICA.

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

MCL’s combined statutory net assets of $212.8 million and $160.2 million at December 31, 2014 and 2013, respectively, which consist of the assets held in the Lloyd’s Capital Trust, exceeded MCL’s restricted net assets (the amount of its combined statutory net assets that were not available to dividend or distribute to its parent without Lloyd’s approval) of $194.0 million and $156.3 million at such dates, respectively. Any amount of MCL’s combined statutory net assets in excess of its restricted net assets may be distributed to its parent, subject to passing a Lloyd’s release test.

MCL’s net income, as reported to Lloyd’s for the years ended December 31, 2014, 2013 and 2012, was $16.9 million, $23.2 million and $26.8 million, respectively.

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

As of December 31, 2014, Syndicate 5151 held $249.8 million in investment securities (including accrued interest) and $34.7 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds. As of December 31, 2013, Syndicate 5151 held $293.3 million in investment securities (including accrued interest) and $33.1 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

NOTE 14. Related Party Transactions

Management Transition

On December 31, 2013, Mr. Busher retired from his role as the Company’s Chief Operating Officer and Head of European Operations. Mr. Busher continues to serve as a director and the non-executive Chairman of the Board of Directors of MAL.

In order to promote a smooth transition of Mr. Busher’s duties and responsibilities, the Company entered into a transition letter with him on February 21, 2013 pursuant to which he agreed to: (i) retire from the Board, effective May 17, 2013, the end of his existing term as a Class B director, (ii) transition his executive roles with the Company during 2013; and (iii) retire as Chief Operating Officer and Head of European Operations on December 31, 2013 (the date Mr. Busher’s service agreement expired).

Pursuant to the transition letter, Mr. Busher waived all rights to severance and other termination payments set forth in his service agreement, including any entitlement to payments upon expiration or non-renewal of his service agreement. In consideration for Mr. Busher’s waiver of these and other rights under his service agreement, as well as his release of any claims against the Company and his continued compliance with the restrictive covenants contained in his service agreement, the Company agreed to the following treatment of his outstanding RSUs awards: (i) the RSUs that were originally granted to Mr. Busher pursuant to the 2010-2013 and 2012-2015 Variable RSU cycles, which were scheduled to vest on December 15, 2013, were vested fully on March 15, 2013; (ii) the RSUs that were originally granted to Mr. Busher as part of the 2012-2015 Variable RSU cycle, which were scheduled to vest on December 15, 2014 or later, vested fully on December 15, 2013; and (iii) the RSUs that were granted to Mr. Busher as part of the 2013-2016 Variable RSU cycle, which were scheduled to vest on December 15, 2014 or later, vested fully on March 14, 2014. See Note 9.

In connection with Mr. Busher’s planned retirement, on March 7, 2013 he sold 469,222 Common Shares to the Company in a private transaction. The price negotiated and paid to Mr. Busher was $24.62 per share, which was $0.63 less than the market price (as per the New York Stock Exchange) at the time the agreement was reached.

BCRH

BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its subsidiaries Blue Capital Re and Blue Capital Re ILS. BCRH commenced its operations in November 2013 and, pursuant to the BCRH IPO, its common shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange. As of December 31, 2014 and 2013, Montpelier owned 33.3% and 28.6%, respectively, of BCRH’s outstanding common shares. Montpelier increased its ownership in BCRH during 2014 through a series of open-market purchases of BCRH common shares.

In connection with the BCRH IPO, Montpelier: (i) reimbursed BCRH for the underwriting discount it incurred, which was equal to 5% of the gross proceeds it received from third parties ($6.2 million); (ii) paid a structuring fee to a third- party equal to 1% of the gross proceeds BCRH received from third parties ($1.3 million); and (iii) paid $0.9 million of BCRH’s offering expenses (representing BCRH’s offering expenses in excess of $1.0 million). The BCRH underwriting discount and structuring fees paid by Montpelier were recorded as a non-underwriting expense on the Company’s 2013 Consolidated Statement of Operations and Comprehensive Income.

The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML, which uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. In addition, Blue Water Re, the Company’s wholly-owned special purpose insurance vehicle, is a significant source of reinsurance business for BCRH.

Mr. William Pollett, the Company’s Chief Corporate Development and Strategy Officer and Treasurer, serves as a director and the Chief Executive Officer of BCRH and Mr. Michael Paquette, the Company’s Chief Financial Officer, serves as BCRH’s Chief Financial Officer. Further, Mr. Christopher Harris, the Company’s Chief Executive Officer, serves as Chairman of BCRH.

Montpelier provides services to BCRH and its subsidiaries through the following arrangements:

BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the “BW Retrocessional Contract”), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with BCRH’s underwriting guidelines. Pursuant to the BW Retrocessional Contract, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third- party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

Investment Management Agreement. BCRH has entered into an Investment Management Agreement with BCML (the “Investment Management Agreement”). Pursuant to the terms of the Investment Management Agreement, BCML has full discretionary authority, including the delegation of the provision of its services, to manage BCRH’s assets, subject to BCRH’s underwriting guidelines, the terms of the Investment Management Agreement and the oversight of BCRH’s board of directors.

Underwriting and Insurance Management Agreement. BCRH, Blue Capital Re and BCML have entered into an Underwriting and Insurance Management Agreement (the “Underwriting and Insurance Management Agreement”). Pursuant to the Underwriting and Insurance Management Agreement, BCML provides underwriting, risk management, claims management, ceded retrocession agreements management, and actuarial and reinsurance accounting services to Blue Capital Re. BCML has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to BCRH’s underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of BCRH’s and Blue Capital Re’s boards of directors.

Administrative Services Agreement. BCRH has entered into an Administrative Services Agreement with BCML, as amended on November 13, 2014 (the “Administrative Services Agreement”). Pursuant to the terms of the Administrative Services Agreement, BCML provides BCRH with support services, including the services of Messrs. Pollett and Paquette, as well as finance and accounting, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

BCRH and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of the BCRH IPO, whether or not BCML’s performance is satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, BCML), BCRH and/or its subsidiaries must pay a one-time termination fee to BCML equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $9.0 million as of December 31, 2014).

BCRH Credit Agreement. The Company serves as a guarantor for the BCRH Credit Agreement and is entitled to an annual fee equal to 0.125% of the facility’s total capacity. See Note 6.

On a stand-alone basis, any fees incurred pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement, including any fees triggered upon termination or non-renewal of any of them, represent expenses to BCRH and /or its subsidiaries and revenues to BCML. On a consolidated basis, the portion of such fees incurred by BCRH’s non-controlling interests pursuant to these agreements represent a decrease to the net income attributable to non-controlling interests on the Company’s Consolidated Statement of Operations and Comprehensive Income, thereby increasing the net income and comprehensive income available to the Company.

During 2014, Montpelier earned a total of $2.6 million and $0.6 million pursuant to services it provided to BCRH and its subsidiaries under the Investment Management Agreement and the Administrative Services Agreement, respectively. Montpelier earned less than $0.1 million during 2014 pursuant to the Underwriting and Insurance Management Agreement.

During 2013, Montpelier earned a total of $0.4 million and $0.1 million pursuant to services it provided to BCRH and its subsidiaries under the Investment Management Agreement and the Administrative Services Agreement, respectively. Montpelier did not earn any amounts in 2013 pursuant to the Underwriting and Insurance Management Agreement.

As of December 31, 2014 and 2013, BCRH and its subsidiaries owed Montpelier $0.5 million for the services performed pursuant to the aforementioned agreements.

NOTE 15. Commitments and Contingent Liabilities

Commitments

As of December 31, 2014, Montpelier had an unfunded commitment to invest: (i) $7.9 million into a private investment fund; and (ii) up to $15.5 million into a private placement fixed maturity investment.

Montpelier’s letter of credit facilities and trust arrangements are secured by collateral accounts containing cash, cash equivalents and investments that are required to be maintained at specified levels. See Note 6.

Montpelier leases office space under noncancellable operating leases that expire on various dates. During the year ended December 31, 2014, Montpelier incurred $4.4 million of expense associated with its leased office space. Future annual minimum commitments under existing noncancellable leases for Montpelier’s office space are $4.7 million, $2.8 million, $1.7 million, $1.6 million and $7.5 million for 2015, 2016, 2017, 2018 and 2019 and beyond, respectively.

Montpelier also has various other operating lease obligations that are immaterial in the aggregate.

BCRH and/or its subsidiaries are parties to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement. See Note 14.

Lloyd’s New Central Fund

The Lloyd’s New Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders. The Lloyd’s New Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2014, 2013 and 2012). In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Lloyd’s New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. Montpelier currently estimates that its 2015 obligation to the Lloyd’s New Central Fund will be approximately $1.1 million.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2014, 2013 and 2012) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw. Montpelier currently estimates that its 2015 obligation to Lloyd’s for such charges will be approximately $1.3 million.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at December 31, 2014.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at December 31, 2014.

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

Under Montpelier’s reinsurance security policy, its reinsurers are typically required to be rated “A-” (Excellent) or better by A.M. Best (or an equivalent rating with another recognized rating agency) at the time the policy is written. Montpelier also considers reinsurers that are not rated or do not fall within this threshold on a case-by-case basis if collateralized up to policy limits, net of any premiums owed. Montpelier monitors the financial condition and ratings of its reinsurers on an ongoing basis.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 1 3a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014. Management has reviewed the results of its assessment with the Audit Committee.

PricewaterhouseCoopers Ltd., the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 as stated in their report which appears on page F-49.

February 25, 2015

/s/ Christopher L. Harris	/s/ Michael S. Paquette
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer & Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Montpelier Re Holdings Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Montpelier Re Holdings Ltd. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers Ltd.

Hamilton, Bermuda February 25, 2015

MONTPELIER RE HOLDINGS LTD.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

Selected quarterly financial data for 2014 and 2013 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the consolidated results of operations for the interim periods.

	2014 Three Months Ended				2013 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net insurance and reinsurance premiums earned	$160.6	$165.2	$162.6	$156.8	$148.0	$153.0	$138.9	$159.7
Net investment income	9.6	11.9	12.4	12.9	14.2	16.7	16.7	16.4
Net realized and unrealized investment gains (losses)	(19.5)	(17.6)	19.8	22.7	8.1	4.6	(61.2)	(0.7)
Net foreign currency gains (losses)	10.1	9.9	(8.8)	(1.8)	(9.4)	(22.3)	(5.3)	21.1
Net income (loss) from derivative instruments	(2.2)	(0.1)	(11.2)	(5.1)	(11.0)	(6.7)	(12.2)	4.6
Other revenues	0.2	1.7	0.7	0.3	0.4	—	—	—
Total revenues	158.8	171.0	175.5	185.8	150.3	145.3	76.9	201.1

Underwriting expenses	97.4	122.3	124.8	79.0	58.2	82.6	95.8	99.6
Interest and other financing expenses	4.8	4.7	4.7	4.7	4.7	4.7	4.7	4.7
Other expenses	0.9	1.5	1.0	—	8.1	—	—	—
Total expenses	103.1	128.5	130.5	83.7	71.0	87.3	100.5	104.3

Income (loss) before income taxes	55.7	42.5	45.0	102.1	79.3	58.0	(23.6)	96.8
Income tax benefit (provision)	3.0	(0.2)	(0.2)	0.1	—	(0.1)	0.4	(0.2)
Net income (loss)	58.7	42.3	44.8	102.2	79.3	57.9	(23.2)	96.6
Net income attributable to non-controlling interests	(6.6)	(4.2)	(4.3)	(9.0)	(2.6)	(1.6)	(0.7)	(1.2)
Net income (loss) available to the Company	52.1	38.1	40.5	93.2	76.7	56.3	(23.9)	95.4
Dividends declared on Preferred Shares	(3.3)	(3.3)	(3.4)	(3.3)	(3.3)	(3.3)	(3.4)	(3.3)
Net income (loss) available to common shareholders	$48.8	$34.8	$37.1	$89.9	$73.4	$53.0	$(27.3)	$92.1

Amounts per Common Share:
Basic and diluted earnings (loss)	$1.09	$0.75	$0.78	$1.84	$1.44	$1.02	$(0.52)	$1.65
Fully converted book value	$33.19	$32.27	$31.74	$31.01	$29.42	$28.06	$27.03	$27.49

SCHEDULE I

MONTPELIER RE HOLDINGS LTD.

SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2014

Millions	Cost	Value	Amount at which shown in the balance sheet
Fixed maturity investments:
Bonds:
Corporate bonds and asset-backed securities	$1,299.1	$1,295.5	$1,295.5
U.S. Government and government agencies and authorities (1)	408.3	408.7	408.7
Non-U.S. governments and agencies	98.9	98.7	98.7
Convertibles and bonds with warrants attached	45.2	46.3	46.3
Public utilities	31.9	32.4	32.4
States, municipalities, and political subdivisions	19.5	19.4	19.4
Total fixed maturity investments	$1,902.9	$1,901.0	$1,901.0

Equity securities:
Industrial, miscellaneous and other	$159.3	$168.6	$168.6
Non-redeemable preferred stocks	4.5	4.5	4.5
Total equity securities	$163.8	$173.1	$173.1

Other investments	$642.4	$642.0	$642.0
Total investments	$2,709.1	$2,716.1	$2,716.1

(1)              Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE II

MONTPELIER RE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
Millions	2014	2013
Assets:
Cash and cash equivalents	$4.7	$2.6
Other investments	(0.3)	(0.5)
Restricted cash	1.2	1.1
Investments in subsidiaries and affiliates, on the equity method of accounting	2,398.4	2,344.9
Intercompany receivables	14.5	10.4
Other assets	2.8	3.0
Total Assets	$2,421.3	$2,361.5
Liabilities:
Debt	$399.3	$399.2
Intercompany payables	86.7	57.7
Accounts payable and other liabilities	20.8	17.6
Total Liabilities	506.8	474.5
Shareholders’ Equity:
Preferred shareholders’ equity	150.0	150.0
Common shareholders’ equity	1,498.2	1,492.1
Non-controlling interests	266.3	244.9
Total Shareholders’ Equity	1,914.5	1,887.0
Total Liabilities and Shareholders’ Equity	$2,421.3	$2,361.5

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions	2014	2013	2012
Revenues	$0.1	$—	$—
Expenses	(53.8)	(66.1)	(63.3)
Parent only net loss	(53.7)	(66.1)	(63.3)
Equity in earnings of subsidiaries and affiliates	301.7	276.7	290.9
Net income	248.0	210.6	227.6
Net income attributable to non-controlling interests	(24.1)	(6.1)	—
Net income available to the Company	223.9	204.5	227.6
Dividends declared on Preferred Shares	(13.3)	(13.3)	(13.3)
Net income available to the Company’s common shareholders	$210.6	$191.2	$214.3
Net income	$248.0	$210.6	$227.6
Net change in foreign currency translation	(2.4)	0.9	0.8
Comprehensive income	245.6	211.5	228.4
Net income attributable to non-controlling interests	(24.1)	(6.1)	—
Comprehensive net income available to the Company	$221.5	$205.4	$228.4

SCHEDULE II

(continued)

MONTPELIER RE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2014	2013	2012
Cash flows from operations:
Net income	$248.0	$210.6	$227.6
Charges (credits) to reconcile net income to net cash from operations:
Equity in earnings of subsidiaries and affiliates	(301.7)	(276.7)	(290.9)
Dividends received from subsidiaries and affiliates	250.1	225.0	76.8
Net losses (gains) on investment-related derivative instruments	0.7	(0.4)	1.6
Expense recognized for RSUs	19.8	18.0	12.1
Net amortization and depreciation of assets and liabilities	0.1	0.1	0.2
Net change in other assets and other liabilities	19.8	31.5	54.7
Net cash provided from operations	236.8	208.1	82.1
Cash flows from investing activities:
Returns of capital received from subsidiaries and affiliates	0.6	—	6.4
Settlements of investment-related derivative instruments	(0.9)	(0.8)	0.3
Net change in restricted cash	(0.1)	1.3	(2.4)
Net cash (used for) provided from investing activities	(0.4)	0.5	4.3
Cash flows from financing activities:
Redemptions of 2013 Senior Notes	—	—	(228.0)
Proceeds from 2022 Senior Note issuance	—	—	299.1
Debt issuance costs of 2022 Senior Notes	—	—	(2.7)
Purchases of non-controlling interest	(7.9)	—	—
Repurchases of Common Shares	(185.9)	(171.4)	(117.5)
Dividends paid on Common Shares	(27.2)	(24.2)	(24.4)
Dividends paid on Preferred Shares	(13.3)	(13.3)	(13.3)
Net cash used for financing activities	(234.3)	(208.9)	(86.8)
Net increase (decrease) in cash and cash equivalents during the year	2.1	(0.3)	(0.4)
Cash and cash equivalents - beginning of year	2.6	2.9	3.3
Cash and cash equivalents - end of year	$4.7	$2.6	$2.9

SCHEDULE III

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Reserves for
		unpaid
	Deferred	claims and		Other policy			Claims and	Amortization
	policy	claim		claims and	Net	Net	claims	of policy	Other	Net
Column A	acquisition costs	adjustment expenses (1)	Unearned premiums (2)	benefits payable	premiums earned (3)	investment income (4)	adjustment expenses (5)	acquisition costs (6)	underwriting expenses (7)	premiums written (8)
December 31, 2014:
Montpelier Bermuda	$19.7	$408.8	$131.6	$—	$315.9	$40.6	$23.0	$37.1	$38.7	$314.3
Montpelier at Lloyd’s	32.5	349.8	134.6	—	244.8	4.5	142.3	59.9	39.8	253.3
Collateralized Reinsurance	1.1	12.4	9.4	—	84.6	0.2	23.2	13.2	7.3	83.4

December 31, 2013:
Montpelier Bermuda	$18.9	$520.9	$130.6	$—	$359.2	$57.7	$17.0	$34.4	$39.3	$353.6
Montpelier at Lloyd’s	31.5	337.3	135.5	—	213.7	5.4	105.9	52.6	36.5	212.2
Collateralized Reinsurance	1.1	0.6	10.6	—	26.2	—	2.2	3.2	3.5	36.8

December 31, 2012:
Montpelier Bermuda	$17.2	$728.2	$139.1	$—	$369.5	$63.2	$159.5	$40.5	$44.2	$380.7
Montpelier at Lloyd’s	31.2	354.0	131.0	—	217.3	2.9	107.6	46.6	38.2	230.1
Collateralized Reinsurance	—	—	—	—	2.4	—	—	0.1	1.7	2.4

(1) Excludes amounts related to Montpelier’s Corporate and Other operations and inter-segment eliminations of $4.7 million, $22.8 million and $30.2 million for 2014, 2013 and 2012, respectively.

(2) Excludes amounts related to Montpelier’s Corporate and Other operations of $(0.2) million, zero and zero for 2014, 2013 and 2012, respectively.

(3) Excludes amounts related to Montpelier’s Corporate and Other operations of $(0.1) million,$0.5 million and $27.3 million for 2014, 2013 and 2012, respectively.

(4) Excludes amounts related to Montpelier’s Corporate and Other operations of $1.5 million, $0.9 million and $1.0 million for 2014, 2013 and 2012, respectively.

(5) Excludes amounts related to Montpelier’s Corporate and Other operations of $1.1 million, $1.4 million and $19.3 million for 2014, 2013 and 2012, respectively.

(6) Excludes amounts related to Montpelier’s Corporate and Other operations of zero million, $0.3 million and $9.4 million for 2014, 2013 and 2012, respectively.

(7) Excludes amounts related to Montpelier’s Corporate and Other operations of $37.9 million, $39.9 million and $32.1 million for 2014, 2013 and 2012, respectively.

(8) Excludes amounts related to Montpelier’s Corporate and Other operations of $(0.1) million, $0.5 million and $2.5 million for 2014, 2013 and 2012, respectively.

SCHEDULE IV

MONTPELIER RE HOLDINGS LTD.

REINSURANCE
($ in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Net premiums written by segment	Direct amount	Ceded to other companies (1)	Assumed from other companies (2)	Net amount (3)	Percentage of amount assumed to net

December 31, 2014:
Montpelier Bermuda	$18.0	$(102.1)	$398.4	$314.3	127%
Montpelier at Lloyd’s	157.5	(19.7)	115.5	253.3	46%
Collateralized Reinsurance	—	—	83.4	83.4	100%

December 31, 2013:
Montpelier Bermuda	$19.8	$(75.8)	$409.6	$353.6	116%
Montpelier at Lloyd’s	123.1	(23.0)	112.1	212.2	53%
Collateralized Reinsurance	—	(3.0)	39.8	36.8	108%

December 31, 2012:
Montpelier Bermuda	$18.4	$(99.8)	$462.1	$380.7	121%
Montpelier at Lloyd’s	118.5	(15.9)	127.5	230.1	55%
Collateralized Reinsurance	—	—	2.4	2.4	100%

(1)         Excludes amounts related to Montpelier’s Corporate and Other operations and inter-segment eliminations of $32.4 million, $(1.1) million and $(3.9) million for 2014, 2013 and 2012, respectively.

(2)         Excludes amounts related to Montpelier’s Corporate and Other operations and inter-segment eliminations of $(32.5) million, $1.6 million and $6.4 million for 2014, 2013 and 2012, respectively.

(3)         Excludes amounts related to Montpelier’s Corporate and Other operations and inter-segment eliminations of $(0.1) million, $0.5 million and $2.5 million for 2014, 2013 and 2012, respectively.

SCHEDULE VI

MONTPELIER RE HOLDINGS LTD.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Millions)

		Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
			Reserves for					Claims and claims
		Deferred	unpaid claims	Discount, if				adjustment expenses		Amortization	Paid claims
		policy	and claims	any,		Net	Net	incurred related to		of policy	and claims	Net
		acquisition	adjustment	deducted in	Unearned	premiums	investment	current	prior	acquisition	adjustment	premiums
Column A		costs	expenses (1)	Column C	premiums (2)	earned (3)	income (4)	year (5)	year (6)	costs (7)	expenses (8)	written (9)
Montpelier Bermuda:
	2014	$19.7	$408.8	$—	$131.6	$315.9	$40.6	$148.2	$(125.2)	$37.1	$131.6	$314.3
	2013	18.9	520.9	—	130.6	359.2	57.7	123.7	(106.7)	34.4	185.3	353.6
	2012	17.2	728.2	—	139.1	369.5	63.2	205.4	(45.9)	40.5	174.8	380.7

Montpelier at Lloyd’s:
	2014	$32.5	$349.8	$—	$134.6	$244.8	$4.5	$169.8	$(27.5)	$59.9	$102.3	$253.3
	2013	31.5	337.3	—	135.5	213.7	5.4	145.0	(39.1)	52.6	123.7	212.2
	2012	31.2	354.0	—	131.0	217.3	2.9	148.6	(41.0)	46.6	99.2	230.1

Collateralized Reinsurance:
	2014	$1.1	$12.4	$—	$9.4	$84.6	$0.2	$23.4	$(0.2)	$13.2	$11.4	$83.4
	2013	1.1	0.6	—	10.6	26.2	—	2.2	—	3.2	1.6	36.8
	2012	—	—	—	—	2.4	—	—	—	0.1	—	2.4

(1)         Excludes amounts related to Montpelier’s Corporate and Other operations and inter-segment eliminations of $4.7 million, $22.8 million and $30.2 million for 2014, 2013 and 2012, respectively.

(2)         Excludes amounts related to Montpelier’s Corporate and Other operations of $(0.2) million, zero and zero for 2014, 2013 and 2012, respectively.

(3)         Excludes amounts related to Montpelier’s Corporate and Other operations of $(0.1) million,$0.5 million and $27.3 million for 2014, 2013 and 2012, respectively.

(4)         Excludes amounts related to Montpelier’s Corporate and Other operations of $1.5 million, $0.9 million and $1.0 million for 2014, 2013 and 2012, respectively.

(5)         Excludes amounts related to Montpelier’s Corporate and Other operations of zero million, zero million and $19.8 million for 2014, 2013 and 2012, respectively.

(6)         Excludes amounts related to Montpelier’s Corporate and Other operations of $1.1 million, $1.4 million and $(0.5) million for 2014, 2013 and 2012, respectively.

(7)         Excludes amounts related to Montpelier’s Corporate and Other operations of zero million, $0.3 million and $9.4 million for 2014, 2013 and 2012, respectively.

(8)         Excludes amounts related to Montpelier’s Corporate and Other operations of $13.1 million, $13.7 million and $14.1 million for 2014, 2013 and 2012, respectively.

(9)         Excludes amounts related to Montpelier’s Corporate and Other operations of $(0.1) million, $0.5 million and $2.5 million for 2014, 2013 and 2012, respectively.