Form 10-K/A
period 2014-12-31
MONTPELIER RE HOLDINGS LTD
filed 2015-03-31
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 30, 2015, 43,799,253 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Montpelier Re Holdings Ltd. (the “Company” or the “Registrant”) for the year ended December 31, 2014 that was originally filed with the Securities and Exchange Commission (“SEC”) on February 25, 2015  (the “Original Filing”). The Amendment is being filed solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K.

This information was previously omitted from the Original Filing in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year end. We are filing the Amendment to include Part III information in our Form 10-K because our definitive proxy statement containing this information will not be filed before that date.  As such, the Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Filing as well as the Form 10-K cover page (solely to update the number of Common Shares outstanding to March 30, 2015 and to remove the statement that information is being incorporated by reference from our definitive proxy statement).

We are also filing the Amendment to correct certain errors in the table appearing under “Market Information” contained in Item 5 herein.

In addition, in accordance with the rules and regulations promulgated by the SEC, Item 15 of Part IV has been supplemented to include currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

We have made no substantive changes to the Original Filing other than those noted above.  For the convenience of the reader, we have included a complete version of the Amendment, which includes all unchanged portions of the Original Filing, within this report.

This Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. The Amendment should be read in conjunction with the Company’s other filings with the SEC.

PART I

FORWARD LOOKING STATEMENTS

This Report on Form 10-K/A contains forward-looking statements within the meaning of the United States (“U.S.”) federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See “Risk Factors” contained in Item 1A herein for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar meaning generally involve forward-looking statements.

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

BCRH is considered a “variable interest entity” under accounting principles generally accepted in the U.S. (“GAAP”) and we have determined that we are BCRH’s primary beneficiary. As a result, we fully consolidate the assets, liabilities and operations of BCRH and its subsidiaries within our consolidated financial statements and our Collateralized Reinsurance segment disclosures. The interests in BCRH and its subsidiaries that we fully consolidate which are attributable to third-party investors are reported within our consolidated financial statements as non-controlling interests.

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

Blue Water Re

Blue Water Re is our market-facing collateralized reinsurer which provides property catastrophe reinsurance protection and related products to Montpelier Re and other third-party insurance and reinsurance companies. A portion of Blue Water Re’s business is retroceded to Blue Capital Re through a fully-collateralized retrocessional contract (the “BW Retrocessional Agreement”) and the remaining portion of its business is retained in support of the financial interests of the Cells.

Blue Capital Re

Blue Capital Re provides collateralized property catastrophe reinsurance protection and related products to Blue Water Re and other third-party insurance and reinsurance companies. In addition to providing fully-collateralized reinsurance protection to third parties, through the BW Retrocessional Agreement, Blue Capital Re may also participate in up to 100% of Blue Water Re’s participation in: (i) quota share agreements among Blue Water Re and Montpelier Re or other third-party reinsurers; and (ii) fronting agreements among Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers.

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

Montpelier Re also purchases collateralized reinsurance protection from Blue Water Re pursuant to inter-segment reinsurance agreements, and Blue Water Re purchases collateralized reinsurance protection from Blue Capital Re pursuant to the BW Retrocessional Agreement.

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

BCML, our wholly-owned investment and insurance management service company, provides services to the BCGR Cell (which serves as a segregated account of the Master Fund for the benefit of the BCGR Listed Fund) and to BCRH and its subsidiaries.  In addition, Blue Water Re, our wholly-owned special purpose insurance vehicle, is the sole source of collateralized reinsurance business for the BCGR Cell and is a significant source of business for BCRH and its subsidiaries through the BW Retrocessional Agreement.  As of December 31, 2014, Montpelier Re owned 25.1% of the BCGR Listed Fund’s ordinary shares and 33.3% of BCRH’s outstanding common shares, with third-party investors (which we refer to as “non-controlling interests”) owning the remainder.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are listed on the New York Stock Exchange under the symbol MRH and the Bermuda Stock Exchange under the symbol MRH BH.  The quarterly range of the high and low New York Stock Exchange closing prices for our Common Shares during 2014 and 2013 is presented below:

	2014		2013
	High	Low	High	Low
Quarter ended:
December 31	$37.63	$30.91	$29.50	$25.65
September 30	32.63	29.16	27.38	24.38
June 30	32.27	29.17	27.50	23.91
March 31	29.95	26.53	26.46	23.14

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 12 herein.

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

Book Value Per Common Share

The following table presents our computations of book value per Common Share (“BVPCS”) and FCBVPCS as of December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Book value numerator (in millions):

Shareholders’ Equity available to the Company	$1,648.2	$1,642.1	$1,629.4
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	$1,498.2	$1,492.1	$1,479.4

Book value denominators (in thousands):

[B] Common Shares outstanding	43,619	49,274	55,270

Restricted Share Units (“RSUs”) outstanding	1,521	1,449	1,327
[C] Common Shares and RSUs outstanding	45,140	50,723	56,597

BVPCS [A] / [B]	$34.35	$30.28	$26.77
FCBVPCS [A] / [C]	33.19	29.42	26.14

Increase (decrease) in FCBVPCS: (1)

From December 31, 2013	15.0%
From December 31, 2012	31.3%	14.3%
From December 31, 2011	53.0%	33.5%	17.0%

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

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of December 31, 2014
	(Millions)		Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year
U.S. Hurricane	$263	$313	16%	19%
European windstorm	219	273	13%	17%
U.S. Earthquake	158	259	10%	16%

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

•                      2012 windstorm Sandy ($1.4 million decrease), and

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

Our internal actuaries, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) each review our reserving assumptions and our methodologies on a quarterly basis. Our third quarter and year-end loss estimates are subject to a corroborative review by both an independent loss reserve specialist and an independent registered public accounting firm, each using generally accepted actuarial principles. The Audit Committee also reviews our quarterly and annual reserve analyses.

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

Share-Based Compensation

At the discretion of the Compensation Committee, incentive awards, the value of which are based on Common Shares, may be made to our eligible employees, consultants and non-employee directors.  Share-based incentive awards currently outstanding consist solely of RSUs, all of which were awarded under either the Company’s 2012 Long Term Incentive Plan (the “2012 LTIP”) or the Company’s former 2007 Long Term Incentive Plan (the “2007 LTIP”), collectively the “LTIPs”.

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

For the years covered by this Report on Form 10-K/A, we assumed a zero to 8.8% forfeiture rate depending on the nature and term of individual awards and past and recent experience. Our forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding RSUs as well as the associated RSU expense.  As RSUs are actually forfeited, the number of RSUs outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels.  True-up adjustments are made as deemed necessary.

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

Item 8.               Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Report on Form 10-K/A as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 129 of this report.

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

Item 9B.      Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Directors

(as of March 30, 2015)

The current members of the Board and terms of each class are set forth below:

Name	Age	Position	Director Since

Class A - term expiring 2015

John G. Bruton	67	Director Nominee	2010
Candace L. Straight	67	Director Nominee	2006
Anthony Taylor	69	Chairman Nominee	2001

Class B - term expiring 2016

Morgan W. Davis	64	Director	2006
Henry R. Keizer	58	Director	2013
John F. Shettle, Jr.	60	Director	2004
Susan J. Sutherland	57	Director	2013

Class C - term expiring 2017

Michael R. Eisenson	59	Director	2011
Christopher L. Harris	45	Director, President and CEO	2008
Nicholas C. Marsh	59	Director	2014
Ian M. Winchester	68	Director	2007

Mr. John D. Collins, an independent Class A director, resigned from the Board on June 30, 2014.

The following information presents the principal occupation, business experience, and recent business activities involving the Company and other affiliations of our directors:

Class A Directors, term expiring in 2015:

John G. Bruton.  Mr. Bruton has served as Prime Minister (Taoiseach) of Ireland from 1994 to 1997 and previously as Minister for Finance, Minister for Industry and Energy and Minister for Industry and Trade.  He was also President of the Council of the European Union in 1996, member of the Presidency (Preasidium) of the Convention on the Future of Europe from 2001 to 2004 and Ambassador of the European Union to the U.S. from 2004 to 2009.  He is currently a member of the Board of Directors of the Ingersoll Rand Corporation, Co-operation Ireland, Connect-Ireland Diaspora Loan Fund plc and the Centre for European Policy Studies.  He is also a Distinguished Fellow at the Centre for Transatlantic Studies at Johns Hopkins University.  He serves as President of IFSC Ireland and as Chairman of the Public Oversight Committee of Deloitte (Ireland).  Mr. Bruton has an extensive understanding of institutional structures and policies, especially within the European Union and in terms of its relations with other regions, economies and markets.

Candace L. Straight.  Ms. Straight is currently a self-employed investment banking consultant specializing in the insurance industry.  From 1998 to 2003, she was an Advisory Director of Securitas Capital, LLC (“Securitas”), a global private equity investment firm specializing in insurance and financial services related industries.  She is currently a director of Neuberger Berman Mutual Funds and is a current or former member or trustee of numerous non-profit boards and commissions.  Throughout her career she has worked for numerous corporations, including Merck & Co. Inc. and Bankers Trust Company.  From 1987 to 1996, Ms. Straight was a principal of Head & Company LLC, a merchant banking firm specializing in the insurance industry. Head & Company LLC acquired numerous companies, including Integon Corporation, Sphere Drake and Marketing One. Ms. Straight was president of Integon Corporation from 1990 to 1992 and served as a director until 1995.  She also served as a director of Integon Life, Marketing One and Drake Holdings.  Ms. Straight has extensive experience in the areas of capital and investment management, capital markets and strategic planning.

Anthony Taylor. Mr. Taylor currently serves as our Non-Executive Chairman, a post he has held since January 1, 2010.  He previously served as the Company’s President, CEO and Executive Chairman. From 1983 to 1998, Mr. Taylor served as the Active Underwriter for Lloyd’s Syndicate Number 51 “A Taylor & Others,” a non-marine syndicate, which was managed initially by Willis Faber Agencies and later by Wellington Underwriting Agencies Limited (“Wellington Agencies”).  From 1999 to 2001, Mr. Taylor was Chairman of Wellington Underwriting Inc., as well as Underwriting Director of Wellington Agencies.  During 2001, Mr. Taylor was Chairman of Wellington Agencies and Deputy Chairman of Wellington Underwriting plc.  Mr. Taylor is a Fellow of the Chartered Insurance Institute and has held various committee and board positions for the Lloyd’s market.  From 2010 to 2012, Mr. Taylor served on the Board of Hardy Underwriting Bermuda Limited and during that same period he also served on the Board of CATCo Reinsurance Opportunities Fund Ltd. as Non-Executive Chairman.  Mr. Taylor has more than forty-five years of experience in the global insurance and reinsurance industries and is an experienced public company executive and director.

Class B Directors, term expiring in 2016:

Morgan W. Davis.  Mr. Davis currently serves as a director of White Mountains Insurance Group, Ltd. (“White Mountains”).  He also serves as a director of OneBeacon Insurance Group, Ltd. (“OneBeacon”), a specialty insurer and an affiliate of White Mountains, and was formerly a Managing Director at OneBeacon from 2001 to 2005.  From 1994 to 2001, Mr. Davis served in various executive capacities at White Mountains.  Mr. Davis also previously served as a director of Answer Financial Inc. and Esurance Holdings, Inc., which were both wholly-owned subsidiaries of White Mountains at that time.  Prior to that, he was with Fireman’s Fund Insurance Company for seven years and INA/Cigna Corporation (“CIGNA”) for ten years. In addition, Mr. Davis’ public service includes his role as a director on the board of directors of The African Development Foundation, an independent U.S. Federal agency established to support African-designed and African-driven solutions that address grassroots economic and social problems for marginalized populations. Mr. Davis has extensive insurance industry experience, specifically in the areas of underwriting and claims management, and is an experienced public company executive and director.

Henry R. Keizer. Mr. Keizer formerly served as Deputy Chairman and Chief Operating Officer of KPMG, the U.S.-based and largest individual member firm of KPMG International (“KPMGI”), a role from which he retired in December 2012.  KPMGI is a professional services organization which provides audit, tax and advisory services in 152 countries. Prior to serving as Deputy Chairman and Chief Operating Officer of KPMG, Mr. Keizer held a number of key leadership positions throughout his 35 years at KPMGI providing him with perspective on the issues facing major companies and the evolving business environment.  Mr. Keizer served, among other positions, as Global Head of Audit, KPMGI from 2006 to 2010 and U.S. Vice Chairman of Audit, KPMG from 2005 to 2010 and he continues to serve as a director of Park Indemnity Limited, a Bermuda captive insurer of KPMGI.  Mr. Keizer is also a director and Chairman of the Audit Committee of MUFG Americas Holdings Corporation and MUFG Union Bank, N.A. Mr. Keizer has extensive knowledge and understanding of financial accounting, reporting and auditing standards.  He also has over three decades of diverse industry perspective gained through advising clients engaged in manufacturing, banking, insurance, consumer products, retail, technology and energy. With his strong financial and accounting background, Mr. Keizer also meets the SEC definition of an audit committee financial expert.

John F. Shettle, Jr.  Mr. Shettle is currently an Operating Partner of Stone Point Capital (“Stone Point”), a private equity firm focused on the global financial services industry.  Prior to joining Stone Point, Mr. Shettle was a Senior Advisor and Operating Partner at Lightyear Capital, a private equity firm providing buyout and growth capital to companies in the financial services industry.  From August 2005 to November 2007, he was the President and CEO of the Victor O. Schinnerer Company, where he was responsible for running two of the largest underwriting management insurance organizations in North America, Victor O. Schinnerer & Company, Inc. and ENCON Group Inc.  Mr. Shettle has served as a Senior Managing Director of Securitas and was the CEO of AVEMCO Corporation and Tred Avon Capital Advisors, Inc.  Mr. Shettle is a director of Sagicor Financial Corporation and AAM Insurance Investment Management.  Mr. Shettle has more than thirty years of experience in the global insurance industry and has extensive experience in underwriting, finance and strategic and operational management.

Susan J. Sutherland.  Ms. Sutherland is a private investor who previously served as a senior partner in the Financial Institutions Group of Skadden, Arps, Slate, Meagher & Flom LLP until her retirement in March 2013 after a thirty-year career with the firm.  For the last twenty years of her career she primarily represented U.S. and international insurance and reinsurance companies, investment banks and private equity firms in insurance-related corporate transactions.  She also advised on a broad range of corporate transactions in industries including healthcare, transportation, and industrial and consumer goods. Ms. Sutherland has been appointed as a director of Hagerty Holding Corp., which through its subsidiaries is the leading provider of automobile and marine insurance for collectors, and as a trustee of the Eaton Vance Mutual Funds complex. Each of these board appointments is effective as of May 2015. Ms. Sutherland also presently serves on the Board of Directors of Literacy, Inc. and the New York Theatre Ballet, and is a Governance Fellow of the National Association of Corporate Directors.  Ms. Sutherland has extensive legal experience and a broad knowledge of the U.S. and international insurance and reinsurance industries, having represented numerous industry participants in all lines of business. She also has experience in corporate finance, including initial public offerings, mergers and acquisitions, corporate restructurings, strategic planning, risk analysis, capital markets and investments.

Class C Directors, term expiring in 2017:

Michael R. Eisenson.  Mr. Eisenson is currently a Managing Director, the Chief Executive Officer and co-founder of Charlesbank Capital Partners, LLC (“Charlesbank”), a private equity investment firm based in Boston and New York.  Prior to co-founding Charlesbank in 1998, Mr. Eisenson was the President of Harvard Private Capital Group, Inc. (“Harvard”), Charlesbank’s predecessor. Before joining Harvard, Mr. Eisenson was with the Boston Consulting Group, a corporate-strategy consulting firm.  Mr. Eisenson also serves on the Board of Directors of Blueknight Energy Partners and Penske Auto Group, Inc., as well as several privately held Charlesbank portfolio companies.  Mr. Eisenson was formerly a director of CIFC Corp., Catlin Group Limited, Playtex Products, Inc. and Caliper Life Sciences.  Mr. Eisenson has extensive experience in the areas of finance and investments and is an experienced public company director.

Christopher L. Harris.  Mr. Harris has served as President and CEO of the Company since 2008. He originally joined the Company in 2002 as Chief Actuary and Senior Vice President (“SVP”) and was later named Chief Risk Officer in 2005 and Chief Underwriting and Risk Officer in 2006.  Prior to joining the Company, from 2001 to 2002, Mr. Harris was employed by Allianz Risk Transfer, where he was Chief Actuary, North America.  Prior to his employment with Allianz, Mr. Harris ran the actuarial and risk management consulting practice for KPMG Bermuda from 1998 to 2001.  Mr. Harris is a Fellow of the Casualty Actuarial Society, a Chartered Property and Casualty Underwriter (“CPCU”) and a Chartered Financial Analyst (“CFA”) and has extensive experience in the global insurance and reinsurance industries, particularly in the areas of underwriting, actuarial and strategic and operational management.

Nicholas C. Marsh.  Mr. Marsh was employed as Director of Corporate Underwriting and Director of Underwriting Review at Atrium Underwriting Group Limited from 2007 until his retirement in December 2013. During his forty-year career with Atrium, Mr. Marsh also served as the Active Underwriter of Syndicate 570 at Lloyd’s from 1989 to 2005, and prior to that as an Underwriter of Syndicate 570 from 1973 to 1989, as Chairman of Atrium Underwriters Limited from 2005 to 2007 and Chief Executive Officer of Atrium Underwriting Plc from 2000 to 2005. He has served as a trustee of the Lloyd’s Benevolent Fund since 2007 and, from 2008 to 2013, he served as a member of the Council of Lloyd’s. Mr. Marsh has also served as non-executive Chairman of HCC International Insurance Company PLC and HCC at Lloyd’s since April 2014.  Mr. Marsh has extensive underwriting and executive and governance experience, particularly within the London market.

Ian M. Winchester.  Mr. Winchester is currently a Managing Partner and Chairman of the Investment Committee of BHC Winton Funds, L.P. investment funds, which focus on providing capital to Lloyd’s syndicates, and the Managing Director - Insurance for Brooks, Houghton & Co., a privately owned specialist investment banking and fund management firm founded in 1989.  From 1985 to 2006, he was with T&H Holdings, Inc., parent of Toplis and Harding, Inc., one of the oldest independent insurance outsourced services companies in North America specializing in claims adjusting work, where he served as Chairman, President and CEO.  From 1970 to 1985, he was with Winchester Bowring, Ltd., a specialist reinsurance broker at Lloyd’s and a subsidiary of Marsh & McLennan, Inc., where he served as Managing Director from 1976 to 1985, and from 1964 to 1970 he was with Alexander Howden, Ltd., now a part of Aon Corporation, where he served as an Assistant Director from 1968 to 1970.  Mr. Winchester has also been an Underwriting Member of Lloyd’s since 1978.  Mr. Winchester has over fifty years of experience in the insurance and reinsurance industry, particularly in the areas of reinsurance brokerage, insurance loss adjusting and strategic and operational management.

Executive Officers

(as of March 30, 2015)

Name	Age	Principal Position	Executive Officer Since

Christopher L. Harris (1) (2)	45	President and CEO	2006
Michael S. Paquette (3)	51	CFO and Executive Vice President	2007
Christopher T. Schaper (4)	50	President, Montpelier Reinsurance Ltd.	2011
Richard M.M. Chattock (5)	51	CEO, Montpelier at Lloyd’s Limited	2014
William Pollett (6)	47	Chief Corporate Development and Strategy Officer and SVP	2007
Timothy P. Aman (7)	48	Chief Risk Officer and SVP	2011
Jonathan B. Kim (8)	49	General Counsel, Secretary and SVP	2004
George A. (Chip) Carbonar (9)	53	Controller and Vice President	2011

(1)         See the biography of Mr. Harris under this Item 10.

(2)         Mr. Harris also serves as Chairman and CEO of Montpelier Re, Chairman of BCRH, Montpelier Re U.S. Holdings Ltd. (“MRUSHL”) and Cladium, and as a director of Blue Capital Re, Blue Capital Re ILS, Blue Water Re, BCML, MUI, MAL, MTR and Montpelier Holdings Limited (“MHL”).

(3)         Mr. Paquette also serves as CFO of BCRH, President of MRUSHL and MTR, Chairman of MTR, and as a director of MRUSHL, MHL and MUI.

(4)         Mr. Schaper also serves as a director of Montpelier Re, Blue Capital Re, Blue Capital Re ILS and Blue Water Re, and as Vice Chairman of Cladium.

(5)         Mr. Chattock also serves as Chairman of MHL, MUSL, MCL, and MUI.

(6)         Mr. Pollett also serves as Treasurer of the Company, Chief Corporate Development and Strategy Officer, SVP and Treasurer of Montpelier Re, President, CEO and a director of Blue Capital Re, Blue Capital Re ILS, Blue Water Re and BCML He also serves as President, CEO and a director of BCRH.

(7)         Mr. Aman also serves as Chief Risk Officer of MTR.

(8)         Mr. Kim also serves as a director and Secretary of MRUSHL, MUI and MTR, Secretary of Blue Water Re and BCML, Assistant Secretary of BCRH, Blue Capital Re and Blue Capital Re ILS and a director of Montpelier Re.

(9)         Mr. Carbonar also serves as Controller and Vice President of MTR.

Michael S. Paquette.  Mr. Paquette serves as our CFO and is an Executive Vice President of the Company.  He has held these positions since 2008.  Mr. Paquette also serves as CFO of BCRH, a position he has held since August 2013.  Prior to joining the Company in 2007 as Controller and SVP, he spent eighteen years with White Mountains in various capacities, including Controller and SVP, and four years with KPMG as an auditor. Mr. Paquette assisted White Mountains in establishing the Company in 2001 and is a Certified Public Accountant (“CPA”), a Certified Management Accountant, a Certified Financial Manager and a Chartered Global Management Accountant.

Christopher T. Schaper.  Mr. Schaper serves as the President of Montpelier Re where he is responsible for the underwriting strategy, profitability and growth of Montpelier Re’s Bermuda-based businesses, including reinsurance and insurance accountability.  Mr. Schaper joined Montpelier in 2011.  Mr. Schaper has over twenty-five years of experience within the insurance and reinsurance industry, most recently with Endurance Specialty Holdings Ltd. where he served from 2002-2011, first, for Endurance Bermuda as Head of Casualty Treaty until 2006 and then as Head of Reinsurance and Chief Underwriting Officer from 2006-2011. Mr. Schaper is a CPCU.

Richard M.M. Chattock.  Mr. Chattock joined Montpelier Re in March 2002. He founded Syndicate 5151 as Active Underwriter in 2007, becoming its Chief Underwriting Officer in 2011 and subsequently Chief Executive Officer in 2012. He has nearly 30 years of underwriting experience encompassing engineering risks, direct & facultative and catastrophe & risk excess property reinsurance, as well as specialty classes. His career has also included appointments with CIGNA and AXA Re in London and AIG in Brussels, and as Underwriting Manager of the Property and Casualty Division for the Cox Syndicate at Lloyd’s.

William Pollett.  Mr. Pollett serves as Chief Corporate Development and Strategy Officer, Treasurer and is an SVP of the Company.  He also serves as President and CEO of BCRH, Blue Water Re and BCML. Prior to joining the Company in 2006, he spent five years with ACE Group, initially as CFO of ACE Tempest Re and then as Senior Financial Analyst and Senior Vice President at ACE Limited. Prior to the ACE Group, Mr. Pollett was employed by the OIL Group of Companies for seven years in various capacities, including Treasurer and Vice President of its investment companies. Mr. Pollett is a CFA and a Chartered Accountant.

Timothy P. Aman.  Mr. Aman serves as our Chief Risk Officer and is an SVP of the Company.  As Chief Risk Officer, he is responsible for our risk management activities, including ceded reinsurance, catastrophe modelling, enterprise risk management and financial modelling.  He joined the Company in 2007 as an SVP and Risk Management Officer, with nineteen years of insurance and reinsurance experience, including eleven years with Guy Carpenter & Company, LLC (“Guy Carpenter”).  During his tenure as managing director at Guy Carpenter, Mr. Aman served as a senior reinsurance and retrocessional treaty broker and risk management advisor.  From 1989 to 1996, he served in the International & Marine department at St. Paul Re and the actuarial department at CIGNA.  He is a fellow of the Casualty Actuarial Society and is a member of the American Academy of Actuaries.

Jonathan B. Kim.  Mr. Kim serves as General Counsel, Secretary and an SVP of the Company as well as Chairman of the Montpelier Re Foundation, the Company’s charitable arm.  Prior to joining the Company from 1991 to 1998, he worked for Winthrop, Stimson, Putnam & Roberts (currently Pillsbury Winthrop Shaw Pittman LLP) in New York.  Subsequently, he served as in-house counsel to a number of start-up ventures and worked in London as an Account Director for Modem Media, Inc. (now part of the Publicis Groupe S.A.).  From 2002 to 2004, Mr. Kim was with AXA Advisors, LLC, a subsidiary of the AXA Group, in New York.

George A. (Chip) Carbonar.  Mr. Carbonar serves as our Group Controller and is a Vice President of the Company.  He has held the Group Controller position since 2011.  Prior to joining the Company as Vice President and Assistant Group Controller in 2007, Mr. Carbonar served as Assistant Controller of OneBeacon Insurance Company for the previous nine years.  Mr. Carbonar brings with him more than twenty-five years of operating experience in the Insurance industry covering many critical areas within the accounting and finance function and is a CPA.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, during the year ended December 31, 2014, all Section 16(a) filing requirements applicable to the directors, executive officers and greater than 10% Shareholders were complied with by such persons on a timely basis.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics for all its directors, officers and employees, including the Company’s CEO and CFO. This document is available on our website at (www.montpelierre.bm > Corporate Governance > Governance Documents > Code of Conduct and Ethics) and may also be obtained at no charge upon written request to the attention of the Company Secretary at Montpelier House, 94 Pitts Bay Road, Pembroke HM 08, Bermuda.  Any waiver of any part of the Code of Conduct and Ethics for executive officers or directors may be made only by the Board (or the Audit Committee) and will be promptly disclosed to Shareholders as required by SEC and New York Stock Exchange (“NYSE”) rules.

Our Code of Conduct and Ethics has also been provided within this report as Exhibit 14. See “Exhibits and Financial Statement Schedules - (b) Exhibits” contained in Item 15 herein.

Corporate Governance

Director Nomination Process

There have been no changes to the procedures by which shareholders may recommend nominees to the Board within the past twelve months.

Audit Committee

The Audit Committee presently consists of Messrs. Keizer (Chairman), Marsh, Shettle, Winchester and Ms. Straight.  The Audit Committee is primarily responsible for the integrity of the Company’s consolidated financial statements, the Company’s compliance with legal and regulatory requirements, the independence and qualifications of the Company’s independent registered public accounting firm and the performance of the Company’s internal audit function and independent registered public accounting firm.

The Board has determined that all members of the Audit Committee are “independent,” as defined by the NYSE, the SEC and the Company’s Independence Standards. The Board has further determined that, of the persons on the Audit Committee, at a minimum, Mr. Keizer meets the requirements of being an “Audit Committee Financial Expert” under Item 407(d) of Regulation S-K of the Exchange Act.

Item 11.        Executive Compensation

Compensation Discussion and Analysis

In this section we detail the material components of the compensation awarded to and earned by the following executive officers (our “Named Executive Officers”).

Christopher L. Harris	President and CEO (Principal Executive Officer)
Michael S. Paquette	CFO and EVP (Principal Financial Officer)
Christopher T. Schaper	President, Montpelier Reinsurance Ltd.
Richard M.M Chattock	CEO, Montpelier at Lloyd’s Limited
William Pollett	Chief Corporate Development and Strategy Officer and SVP

We also describe our executive compensation philosophy and objectives, and we explain how and why the Compensation Committee adopted the Company’s current compensation policies and practices and approved the amounts set forth in the Summary Compensation Table.

Executive Summary

Corporate Governance

We seek to maintain the highest corporate governance standards. Our fully independent Compensation Committee reviews all compensation-related decisions with respect to our Named Executive Officers as well as our officers generally. Such decisions are reviewed, ratified and approved by our Board upon the Compensation Committee’s recommendation.

We also seek to align the interests of our executives and our Shareholders through the early adoption of corporate governance “best practices.”  For example, in addition to our adoption of share ownership guidelines for senior executives, we adopted an incentive compensation recoupment, or “clawback”, policy prior to the issuance of final rules mandating such policies under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Both our clawback policy and ownership guidelines are applicable to our Named Executive Officers.

Feedback from Shareholders on our corporate governance and compensation programs has been consistently positive. Since the introduction of the Advisory Vote to Approve Executive Compensation required under Section 14A of the Exchange Act — also known as “Say-on-Pay” - Shareholders have voted overwhelmingly in favor of our compensation arrangements (99% of the votes cast in 2014, 99% of the votes cast in 2013, and 94% of the votes cast in 2012, in each case excluding abstentions and non-votes). After reviewing the highly supportive results of the Company’s most recent Say-on-Pay vote, the Compensation Committee determined not to materially alter such arrangements for 2014. For more information on these components of our corporate governance program, see “Clawback Policy and Share Ownership Requirements.”

Corporate Performance

In 2014, we again achieved a highly favorable underwriting result as evidenced by a “combined ratio”, a widely-used measure of relative underwriting performance for insurance and reinsurance companies, of 66%. See “Property and Casualty Insurance and Reinsurance in General” contained in Item 1 of our 2014 Form 10-K. This performance, along with that of our investment portfolio, enabled us to achieve a 15.0% increase in our fully-converted book value per Common Share, inclusive of Common Share dividends declared (“FCBVPCS”). On a cumulative basis, our FCBVPCS through December 31, 2014, inclusive of Common Share dividends declared, has grown 10.5% annually since 2001 compared to an annual growth in the S&P 500 Index of 6.5% over the same period. We regard FCBVPCS as a meaningful and consistent measure of financial performance in our industry, and achieving FCBVPCS growth remains among the Company’s principal performance goals.

Following reviews in 2014, we again received favorable recognition from each of our rating agencies. Both A.M. Best and Fitch affirmed their “A” financial strength ratings for Montpelier Re and Standard & Poor’s affirmed Montpelier Re’s “A-” financial strength rating as well as its “strong” Enterprise Risk Management (“ERM”) rating.

Under the direction of our CEO, Mr. Harris, we reaffirmed our commitment to the growth of long-term shareholder value in 2014. Beyond the impressive underwriting performance of our Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance platforms, we continued to expand our collateralized reinsurance asset management arm, which we market under the name “Blue Capital®.” Launched in 2012, Blue Capital® offers a range of innovative catastrophe reinsurance-linked investment products to institutional and retail investors. During 2014 Blue Capital® continued to see steady growth in its third-party capital under management, which stood at $625 million at January 1, 2015.

We also increased our Common Share dividend by 60% in the third quarter of 2014, representing our sixth consecutive dividend increase in six years.

Performance-Based Compensation

Our compensation philosophy is founded on a long-standing principle of aligning our executives’ incentives with the economic result experienced by our Shareholders. Accordingly, the performance measures employed by our incentive compensation program (“ICP”) are linked to our overall corporate results. Revenue-based metrics are not considered in measuring or allocating incentive compensation, since rewarding top-line growth, rather than value creation, could introduce the potential for unnecessary or excessive risk-taking by our executives.

Our ICP consists of cash bonuses under our annual bonus plan and share-based grants under the LTIPs.  Share-based grants consist of variable and fixed restricted share units (“Variable RSUs” and “Fixed RSUs”, respectively). Variable RSUs are awarded based on Company performance during the initial year of a four-year award period, after which the number of RSUs is fixed and determined with vesting occurring ratably over the award period.  For Fixed RSUs, the number of RSUs is fixed and determinable on the award grant date and vesting occurs over a one to five-year period. Vesting of both Variable RSUs and Fixed RSUs is subject to continued employment or qualified retirement by the award recipient over the award period.

Annual cash bonuses and Variable RSU awards are expressed with reference to a “target” level of performance set by the Compensation Committee. The achievement of a level of performance that falls between threshold and target levels or target and maximum levels is calculated using linear interpolation. A year-over-year change in the Company’s FCBVPCS above the target level is an indication that the Company has outperformed its goals and brings award recipients closer to their maximum payout levels. A year-over-year change in FCBVPCS below the target level is an indication that the Company has underperformed the target and brings award recipients closer to their threshold payout levels (or in a year of significant under-performance at or below the threshold level to a point where no incentive compensation is earned).

The ICP allows us to design and achieve an appropriate balance and blend of annual cash and short- and long-term share-based incentive awards. The Compensation Committee has affirmed our allocation of such awards as appropriate, given our objective of aligning the interests of our Named Executive Officers with those of Shareholders.

The following chart illustrates the approximate allocation of compensation in 2014 for our Named Executive Officers, in each case excluding perquisites. Allocations reflect the split between:

•              short- and long-term incentive awards (i.e., grants under our annual cash bonus plan vs. grants under the LTIPs);

and

•              fixed compensation and variable components (i.e., base salaries vs. ICP awards).

The allocations are based on ICP payouts at target performance levels (see “Components of Compensation”) and exclude one-off discretionary awards. Base salaries represented a relatively small portion of the overall compensation for our senior executives, and in the case of our CEO, Mr. Harris, a proportionately smaller portion vs. years prior to 2013 as a result of his 2013 service agreement with the Company.  See tables below and “Base Salary and Benefits.”

	Christopher L. Harris	Michael S. Paquette	Christopher T. Schaper	Richard M.M. Chattock	William Pollett
Short-Term / Long-Term Incentive Awards *	28% / 72%	33% / 67%	33% / 67%	33% / 67%	33% / 67%
Fixed / Variable Component *	22% / 78%	25% / 75%	25% / 75%	25% / 75%	25% / 75%

* excluding perquisites.

As demonstrated above, at target-level performance, 67% to 72% of incentive compensation for our Named Executive Officers is both long-term and in the form of share-based compensation while 75% to 78% of their total compensation is variable and contingent on performance.

Variability of Performance-Based Compensation

Our business focuses on the assumption of catastrophic risks and the management of such risks. By its nature, this business is subject to cyclical market conditions, often prompted by severe but infrequent natural and man-made catastrophic events. Because a significant portion of our executive compensation is linked to the year-over-year change in our FCBVPCS - which can vary significantly depending on the frequency and severity of insured catastrophic risks and their relative impact to the insured risks we underwrite - the overall compensation awarded and paid to our Named Executive Officers in a given year can also vary significantly.

In 2014, a relatively low level of insured catastrophic events affected our business. As a result, 2014, like 2013 and 2012, was a highly successful year for the Company as measured by our growth in FCBVPCS. By contrast, 2011 was a record high catastrophe year, when no incentive compensation payouts were made to our Named Executive Officers and no incentive compensation based on Company performance was earned or paid to our employees generally. This reflects our philosophy that our employees, including most notably our Named Executive Officers, should not be rewarded in years in which our results are unsatisfactory.

The variability of our incentive payouts, which for our Named Executive Officers are directly linked to changes in our FCBVPCS, reflects a key belief on our part. Namely, that our employees throughout the Company are highly incentivized to deliver favorable results for Shareholders and to remain with the organization through periods of favorable and unfavorable market conditions, since the majority of our ICP is share-based and vests over multi-year periods.

Reflecting our pay-for-performance philosophy, and in accordance with our historical approach to executive compensation, we have avoided pay practices that might be considered problematic. For example, we do not provide any tax gross-ups or guaranteed bonuses to our Named Executive Officers, except in limited circumstances such as sign-on bonuses. In addition, all change in control benefits payable under the LTIPs, associated award agreements and the Company’s Severance Plan (the “Severance Plan”) have “double-trigger” vesting conditions. This double trigger condition means that such benefits would generally vest in connection with a change in control (trigger 1) only if the officer also experienced a qualifying termination (trigger 2). See “Potential Payments Upon Termination of Employment or Change in Control” and “Service Agreements.”

The following table is a variation on the Summary Compensation Table appearing in this Report on Form 10-K/A . The Summary Compensation Table on page 106 discloses compensation for our Named Executive Officers according to the format required by the SEC and illustrates the value of all share-based incentive compensation based on the probable level of satisfaction of the applicable performance conditions as of the grant date, assuming target-level performance. By contrast, the supplemental table that appears below provides year-over-year comparisons of actual share-based compensation awarded and paid to our Named Executive Officers over the 2012-14 period. See “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End” and “Option Exercises and Shares Vested” for additional information regarding our 2014 ICP awards.

Supplemental Table of Named Executive Officer Compensation

Named Executive Officer	Base Salary	Contingent Annual Cash Bonus	Fair Value of Variable RSU Awards (3)	Non-Contingent Cash Bonuses and One-Off Grants of Fixed RSUs (4)	All Other Compensation (5)	Total Compensation
Christopher L. Harris
2014	$750,000	$1,290,000	$4,004,160	$143,350	$363,190	$6,550,700
2013 (1)	787,500	1,245,000	3,680,917	124,000	266,368	6,103,785
2012	900,000	1,800,000	2,662,500	—	248,243	5,610,743

Michael S. Paquette
2014	$418,750	$731,000	$1,462,013	$—	$117,576	$2,729,339
2013	393,750	664,000	1,046,828	—	90,200	2,194,778
2012	370,000	750,000	1,109,375	—	82,599	2,311,974

Christopher T. Schaper
2014	$557,500	$963,200	$1,926,391	$—	$341,551	$3,788,642
2013	550,000	913,000	1,439,380	—	282,831	3,185,211
2012	550,000	1,100,000	1,627,072	—	264,833	3,541,905

Richard M.M. Chattock (2)
2014	$582,768	$951,681	$2,022,101	$—	$159,477	$3,716,027
2013	547,505	962,949	1,486,974	—	124,235	3,121,663
2012	554,785	1,138,130	1,616,990	—	116,870	3,426,775

William Pollett
2014	$322,500	$567,600	$1,135,191	$—	$264,900	$2,290,191
2013	294,653	498,000	588,828	—	211,040	1,592,521
2012	276,913	400,000	618,162	—	206,283	1,501,358

(1)         Effective May 20, 2013, in conjunction with his service agreement, Mr. Harris’ base salary decreased from $900,000 to $750,000. This decrease was accompanied by an increase in his annual share-based compensation as a relative portion of his overall compensation, the majority of which consisted of contingent Variable RSUs linked to the Company’s performance. See “Compensation Discussion and Analysis - CEO Service Agreement.”

(2)         For each of the years presented in the table above, Mr. Chattock’s salary and all other compensation have been converted to U.S. dollars based on the applicable average rate of exchange of U.S. dollars per British pound and his non-equity incentive plan compensation has been converted to U.S. dollars based on the applicable ending rate of exchange of U.S. dollars per British pound.  Mr. Chattock’s share-based compensation is denominated in U.S. dollars.

(3)         The amounts disclosed in this column reflect the value of Variable RSUs awarded to each of the Named Executive Officers during 2014, 2013 and 2012. The values in the table above are based on the fair value of the Variable RSUs as of their respective grant dates and also reflect the number of Variable RSUs actually earned based on Company performance, rather than an assumption that Variable RSUs would be earned at the target level, as required by the Summary Compensation Table. Awards granted in 2014, 2013 and 2012, which are contingent upon the Company’s performance during that year, resulted in 172%, 166% and 200% of the target RSUs actually being earned, respectively.

(4)         For Mr. Harris, this column represents the value of his 2014 and 2013 annual Fixed RSU awards pursuant to his service agreement. See “Compensation Discussion and Analysis - CEO Service Agreement.”  Vesting with respect to such Fixed RSUs is contingent solely on continued employment. The values in the table above are based on the fair value of the RSUs as of their respective grant dates.

(5)         The amounts disclosed in this column reflect the value of perquisites and benefits, including dividend equivalents earned on outstanding RSUs, applicable Bermuda housing and travel allowances and applicable supplemental defined contribution pension benefits. In the case of Messrs. Harris and Schaper, such supplemental pension benefits are in the form of cash payments made in lieu of Company-provided contributions to a non-qualified deferred compensation plan, and in the case of Mr. Paquette, such supplemental pension benefits are in the form of a Company-provided contribution to a non-qualified deferred compensation plan for employees based in the U.S. See “Components of Compensation-Base Salary and Benefits-Retirement Benefits.”

Compensation Philosophy and Practices

The primary goal of our compensation program has always been to attract, reward and retain key executives while promoting the long-term interests of the Company and Shareholders. We believe that executive compensation should correspond to long-term Shareholder value as measured by changes in our FCBVPCS. In support of this goal, we believe a significant portion of executive compensation should be at-risk and dependent upon our Company’s performance and that a significant portion of such compensation should be denominated in the same equity currency as the interests held by Shareholders (i.e., Common Shares). We adhere to this approach by utilizing a combination of contingent and highly-variable annual cash and long-term, share-based incentive awards.

Our Compensation Committee develops and oversees the Company’s executive compensation practices and retains discretion over such practices at all times.

Market and Peer Company Research

To determine competitive compensation levels for executives in Bermuda, the location of our principal executive office, we subscribe to or participate in the following independent local market surveys and services: PricewaterhouseCoopers Bermuda International Business Compensation Survey, Towers Watson Survey on Executive Compensation, the Bermuda Employers’ Council Employment Conditions and Benefits Survey and Equilar’s Compensation Benchmarking Service. In 2014, neither the Company nor the Compensation Committee engaged the services of an outside compensation consultant.

We also review compensation information obtained from publicly available sources, such as securities law filings. Based on factors deemed relevant by the Compensation Committee, such as market capitalization, annual premiums written and the markets in which we write business, we regard Aspen Insurance Holdings Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., PartnerRe Ltd., RenaissanceRe Holdings Ltd. and Validus Holdings, Ltd. as our primary peers. These companies have been selected as a basis for comparison since they compete with us in underwriting various lines of business and since we believe the operational and industry challenges faced by their executive officers are similar to those that confront our Named Executive Officers. We do not use this information or the results of independent market surveys to target compensation relative to our peers formulaically. Rather, the information provides us with a general overview of our market competitiveness.

We assess our executive compensation policy by closely monitoring our ability to attract and hire for key positions, as well as our employee satisfaction and turnover. A repeated inability to recruit or higher than anticipated turnover would signal that our policy is out of step with our industry or our peers. We believe our compensation policy has been effective in recent years, enabling us to attract and retain key employees and resulting in a zero voluntary turnover rate for executive officers since 2009, excluding retirements in the normal course.

We believe our compensation packages provide a meaningful array of incentives that correspond reasonably with packages for comparable positions in our industry. The Compensation Committee has chosen not to target strict, narrowly-applied market percentiles for any component of compensation in favor of a more flexible and dynamic approach. This approach provides the ability to address specific business conditions relevant to the Company, including the continued diversification of our underwriting lines and expansion of our business platforms. The approach also allows us to encourage and reward entrepreneurial efforts by executives that promote the Company’s growth.

Risk Assessment of Compensation Program

Our ERM activities include the assessment and management of risks associated with our compensation program, at all times subject to the oversight of our Compensation Committee. We have reviewed and considered all of the Company’s compensation policies and practices and have concluded that they do not create risks that are reasonably likely to have a material adverse effect on the Company.

In conducting our 2014 risk assessment, we engaged in our annual enterprise-wide review of our compensation program. We identified and categorized the risks associated with the program, and we documented them and assigned ownership of the risks and their associated controls to our Board, its standing committees and management as appropriate. We have incorporated these risks and controls into our ERM framework via the Company’s Risk Register, a risk management tool that enables us to identify and analyze the risks we face as an enterprise and to document the controls in place for managing such risks. The Risk Register creates a consistent view of risk across the Company allowing management to focus resources on key risks and the development of risk management controls.

Controls that enable us to effectively manage risks related to our underwriting and investment activities - and in turn our compensation program - include: (i) the Company’s Corporate Risk Policy, (ii) our ERM Committee (a broad range of managers charged with implementing our ERM program) and (iii) our Investment and Underwriting guidelines, which are overseen by our Board’s Finance and Underwriting Committees, respectively. Furthermore, our Audit Committee reviews and discusses our risk assessment and risk management processes at least annually with both management and our internal auditors. As discussed above under “Market and Peer Company Research”, we also compare our compensation practices with those of peer companies through reviews of market surveys and publicly-available information, and we implement and maintain compensation-related controls such as our Clawback Policy and Share Ownership Guidelines.

When assessing the effectiveness of our controls, we focus on elements of our compensation program that could create undue or unintentional risks or encourage excessive or unnecessary risk-taking by our employees. Our assessment analyzes a broad range of considerations, including but not limited to the identification of risks; the sufficiency of risk controls; the balance of potential risks to potential rewards within specific elements of the program; and the effectiveness of our ICP in discouraging risk-taking by our employees beyond our ability to effectively manage and mitigate such risks.

While our risk assessment is comprehensive in nature, we pay particular attention to elements of the program that provide for variable payouts and the controls on participants with the ability to affect such payouts, either directly or indirectly. We focus our attention on these elements, since some groups within the Company may have portions of their overall compensation tailored to their specific business or operational platforms and goals.

Based on the foregoing, we believe our compensation program and its associated policies, practices and controls do not create inappropriate or unintended material risk to the Company. We also believe our ICP provides incentives that discourage undue risk-taking by our employees, since a significant portion of pay under the ICP consists of equity awards that vest over multi-year periods.

Our Incentive Compensation Program

Our annual cash bonus opportunities and Variable RSU awards under our ICP are earned based on achievement of a “change in FCBVPCS” performance measure. We believe this approach: (i) directly aligns our interests and motivations with those of Shareholders; (ii) provides our employees with the ability to easily understand and identify with, their incentive targets, since we present our calculations of FCBVPCS in our quarterly earnings releases and SEC filings; and (iii) allows Shareholders to precisely monitor the performance results of the key performance metric used to determine the incentive compensation of our Named Executive Officers.

We also believe our “change in FCBVPCS” metric provides an objective measure of our performance and our executives’ ability to:

•  identify and select underwriting and investment opportunities intelligently;

•  develop methods and tools for assessing and monitoring insurance risk;

•  improve operational efficiencies; and

•  avoid or reduce other business risks such as strategic, legal/regulatory, reputational, credit, liquidity and foreign exchange.

Our ICP is designed to foster a robust and efficient ERM framework. Consistent with this framework, our executives are rewarded primarily via performance-based equity awards with payouts to all participating executives based solely on changes in our FCBVPCS. From an ERM perspective, this payout structure serves as a control over excessive risk-taking by any one individual or area of the Company. The awards, which vest in full over multiple years, are designed to promote decisions and behavior that match our long-term appetite for underwriting and investment risk.

We calculate FCBVPCS by dividing our common Shareholders’ equity available to the Company by the sum of our outstanding Common Shares and unvested RSUs outstanding. The change in FCBVPCS represents the change in this metric during any particular period, after taking into account any dividends on Common Shares declared during such period.

Threshold, target and maximum performance measures for 2014 were established as increases in FCBVPCS of 3.0%, 10.0% and 17.0%, respectively. No payout would result from an increase of 3.0% or less; an increase of 10.0% would result in a target payout; and an increase of 17.0% or more would result in the maximum payout. Payouts based on achievement of performance goals between threshold and target levels or target and maximum levels are calculated using linear interpolation. The selected 2014 performance levels represent returns of 115, 815 and 1,515 basis points over the ten-year U.S. Treasury rate at the beginning of the 2014 calendar year for threshold, target and maximum awards, respectively. These performance levels compare to 2013’s FCBVPCS increases of 2.76%, 9.76% and 16.76% (representing 100, 800 and 1,500 basis points over the ten-year U.S. Treasury rate at the beginning of the 2013 calendar year) for threshold, target and maximum awards, respectively. We believe these selected performance metrics served as adequate risk-adjusted return targets for Shareholders given our risk profile at the relevant times.

Components of Compensation

The compensation of our Named Executive Officers is governed by their service agreements, our ICP, our Severance Plan (as applicable) and any other compensation arrangements we offer staff generally. Service agreements are a common feature among our peer companies, particularly for executives who relocate from their home countries. For more information, see “Service Agreements.”

A.  Base Salary and Benefits

Salaries and benefits for our employees are set by reference to the nature and demands of the position, the knowledge, skills and experience of the individual and the markets in the locations in which we operate.

Base Salaries. In accordance with our compensation philosophy and objectives, we offer our Named Executive Officers competitive base salaries that are proportionate to their day-to-day responsibilities. Ending base salaries range from 19% of overall target compensation for Mr. Harris to 25% of overall target compensation for all other Named Executive Officers, in each case excluding perquisites.

Effective May 20, 2013, in conjunction with his service agreement, Mr. Harris’ base salary decreased from $900,000 to $750,000. This decrease was accompanied by an increase in his equity compensation as a relative portion of his overall compensation, with the majority of the share-based component consisting of Variable RSUs linked to the Company’s performance. Mr. Harris and the Compensation Committee mutually determined that it was desirable to reduce his base salary in exchange for an increase in share-based compensation in order to place a greater percentage of his compensation at risk, which further aligns his long-term interests with those of Shareholders. See “Compensation Discussion and Analysis - CEO Service Agreement.”  For each of 2014 and 2013, Mr. Paquette’s base salary was increased by $25,000, reflecting a combination of merit and market adjustments. For 2014, Mr. Pollett’s base salary was increased by $30,000, reflecting his promotion to CEO of BCML. We also provided nominal adjustments for Messrs. Schaper and Chattock in 2014 of approximately 2% of their base salaries. Increases and adjustments for Messrs. Paquette, Pollett, Schaper and Chattock were each effective April 1 of the applicable year(s). See “Compensation Discussion and Analysis -Supplemental Table of Named Executive Officer Compensation” for further details on compensation and benefits for our Named Executive Officers.

Benefits.  The principal employee benefits we offer our executives are retirement and health benefits. Certain of our Bermuda-based executives also receive personal travel and housing allowances. We do not pay tax gross-ups to any of our Named Executive Officers relating to any benefit programs or perquisites. As a result of our annual review of benefit programs, we believe our benefits and perquisites are consistent with the practices of Bermuda-based peer companies. See “Personal Travel and Housing Allowances.”

Retirement Benefits. The Company provides its employees with customary retirement benefits through Company-funded or Company-matched defined contribution retirement programs. For U.S. citizens and residents, the programs consist primarily of two qualified 401(k) plans: one for participants residing in the U.S. and one for U.S. citizens residing in Bermuda. Substantially equivalent programs for employees who are not U.S. citizens or residents have been established in accordance with Bermuda law and the laws of the other jurisdictions where we maintain offices. Our Named Executive Officers participate in these retirement plans on the same terms and conditions as our other full-time employees.

Due to limitations associated with U.S. qualified retirement plans, Messrs. Harris, Paquette and Schaper also received non-qualified supplemental defined contribution pension benefits to equalize their total 2014 pension benefits with those of Messrs. Chattock and Pollett at 10% of their base salaries. Messrs. Harris and Schaper, who are U.S. citizens and reside in Bermuda, received their 2014 supplemental pension benefits in cash to prevent the benefits from constituting deferred compensation within the meaning of Section 457A of the Code. Mr. Paquette, who is a U.S. citizen and principally resides in the U.S., received his 2014 supplemental pension benefit in the form of a Company-provided contribution to a non-qualified deferred compensation plan for certain employees based in the U.S. See “All Other Compensation- 2014” and “Non-Qualified Deferred Compensation-2014.”

Health and Welfare Plans. The Company provides all qualifying employees with comprehensive health and welfare benefits, including medical, dental, life and disability insurance. Our U.S.-based employees, including Mr. Paquette, bear a portion of the cost of these benefits.

Personal Travel and Housing Allowances.  We provide personal travel allowances to our Bermuda-based executive officers for a certain number of return trips to their home countries. Certain of our Bermuda-based executives also receive housing allowances to help defray the high cost of housing in the local market, however among our Named Executive Officers, only Messrs. Schaper and Pollett receive such an allowance. Mr. Paquette, who is based in the U.S., receives neither personal travel nor housing allowances. The Company does not maintain or use corporate jet aircraft for business or personal travel by our executives. See “Perquisites and Other Personal Benefits-2014.”

Bermuda Permanent Residency Certificates.  During 2014, the Company paid one-time fees of $25,000 on behalf of each of Messrs. Harris, Schaper and Pollett to secure a Bermuda Permanent Residency Certificate (“PRC”) for each executive. A PRC permits a qualifying Bermuda resident the right to permanently reside and work in Bermuda (without a requisite work permit) and to acquire Bermuda property. Messrs. Harris, Schaper and Pollett have each agreed to fully reimburse the Company for the cost of this benefit should they choose to voluntarily terminate their employment with the Company prior to October 2017.

B.  Annual Cash Bonuses

General Framework.  Pursuant to our ICP, we provide annual cash bonus opportunities to our Named Executive Officers that are entirely tied to the Company’s increase in FCBVPCS. Each year, the Compensation Committee establishes threshold, target and maximum bonus opportunities for the Company’s cash bonus plan, each expressed as a percentage of base salary, as well as appropriate performance criteria.  This process enables the Compensation Committee to adjust the plan in light of developments affecting the industry as a whole and the Company in particular. The expression of incentive compensation measures as percentages of salary is a standard industry approach and one we believe enables our employees and Shareholders to better understand how bonuses are calculated.

Within our annual cash bonus plan, we utilize varying individual performance weightings depending on a particular employee’s position with the Company. Those with greater levels of overall responsibility, such as our Named Executive Officers, have weightings that are entirely weighted toward Company performance. By contrast, those with comparatively less overall responsibility have weightings substantially weighted toward individual performance. This relative weighting of performance metrics permits those employees with limited opportunities to influence our overall results to remain eligible for an annual cash bonus even in years where the Company’s performance falls at or below threshold bonus levels.

2014 Performance Measurement.  Our 2014 annual bonus plan was also based on a “change in FCBVPCS” performance measure. This measure, first recommended by the Compensation Committee and approved by the Board at the beginning of the 2013 performance cycle, was carried over to 2014. See “Our Incentive Compensation Program”, above.

The threshold, target and maximum 2014 bonus amounts for each of our Named Executive Officers were 0%, 100% and 200% of base salary, respectively. Threshold, target and maximum FCBVPCS performance levels were set at 3.0%, 10.0% and 17.0%, respectively, for all bonus plan participants with no payout resulting from an increase of 3.0% or less; an increase of 10.0% resulting in a target payout; and an increase of 17.0% or more resulting in the maximum payout. Payouts based on achievement of performance goals between threshold and target levels or target and maximum levels are calculated using linear interpolation.

For 2014, our actual increase in FCBVPCS, inclusive of Common Share dividends declared, was 15.0%. As a result, the payouts received by each of our Named Executive Officers were equal to 1.72 times their ending base salaries (172% of their target bonus). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of our 2014 Form 10-K for a description and calculation of our FCBVPCS as of December 31, 2014, and our increase in FCBVPCS for the year ended December 31, 2014.

Although the Compensation Committee retains absolute discretion in determining the final value of annual cash bonuses for our Named Executive Officers based on extenuating circumstances or otherwise, the Compensation Committee did not exercise such discretion for 2014. As in past years, the Company did not provide any guaranteed bonuses to its Named Executive Officers for 2014.

C.  Long-Term Incentive Awards

General Framework.  The LTIPs allow for a broad range of incentive award grants, including Fixed and Variable RSUs, restricted Common Shares, incentive share options (on a limited basis), non-qualified share options, share appreciation rights, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards. As of December 31, 2014, the only incentive awards outstanding under the LTIPs were RSUs.

RSUs vest in equal tranches over a one- to five-year period, depending on the individual award, subject to the recipient maintaining an active employment relationship with the Company in good standing through the vesting date. Holders of RSUs are not entitled to voting rights but are entitled to receive dividend equivalents in amounts equal to any dividends paid with respect to the Common Shares that underlie such RSUs.  Upon satisfaction of all vesting conditions, RSUs are payable in Common Shares (the amount of which may be reduced by applicable statutory income tax withholdings at the recipient’s option).

In 2014, we continued to use annual Variable RSU awards as the principal component of our long-term incentive compensation, including incentive compensation granted to our Named Executive Officers. Pursuant to our Variable RSU awards, the number of RSUs to be awarded is dependent upon a pre-defined performance metric set by the Compensation Committee (currently the Company’s change in FCBVPCS) prior to the initial year of the four-year award period and ranges from zero to 200% of a target number. After completion of the initial year of the award period and application of the performance metric to that year, the number of Variable RSUs actually granted relative to the target is determined (or no longer varies) and becomes fixed. The award then vests ratably over the four-year award period, subject to the employee’s continued employment. Because the number of Variable RSUs expected to be awarded may fluctuate throughout the first year of an award period, dividend equivalent payments for the initial year are made in arrears.

The target number of annual Variable RSUs for the 2014-2017 award cycle was calculated as two (2) times base salary for Messrs. Paquette, Schaper, Chattock and Pollett, in each case divided by the New York Stock Exchange price per Common Share at the beginning of the year ($29.10 with respect to 2014). Mr. Harris’ target number of annual Variable RSUs for the 2014-2017 award cycle was equal to approximately 300% of his base salary as per his service agreement. See “Compensation Discussion and Analysis - CEO Service Agreement.”

2014 Performance Measurement and Results. The target performance metric for the 2014-2017 Variable RSU award cycle was based on an increase in FCBVPCS with a threshold of 3.0%, a target of 10.0% and a maximum of 17.0%. For 2014, our actual increase in FCBVPCS, inclusive of Common Share dividends declared, was 15.0%. As a result, each of our Named Executive Officers received Variable RSUs for the 2014-2017 award cycle equivalent to 172% of target, of which 25% were considered earned at December 31, 2014.

Fixed RSU Awards.   We also continued our policy of providing for discretionary awards of Fixed RSUs as an inducement to new hires, as a retention measure or to reward exceptional performance. None of our Named Executive Officers received awards of Fixed RSUs in 2014, with the exception of 5,000 Fixed RSUs granted to Mr. Harris pursuant to his service agreement and which he earned and received on December 15, 2014. See “Compensation Discussion and Analysis - CEO Service Agreement.”

2014 RSU Payouts and Vesting.   During 2014, each of our Named Executive Officers earned and received Variable RSU payouts for the third installment of the 2012-2015 award cycle and the second installment of the 2013-2016 award cycle. RSU payouts during 2014 for the 2012-2015 award cycle and 2013-2016 award cycle were based on prior years’ performance and vested solely on continued employment. Each of our Named Executive Officers also earned and received partial installments of any Fixed RSU awards granted to them in prior years. For additional information regarding outstanding grants and grants that vested during 2014, see “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Shares Vested” and “Awards Made Under Equity Compensation Plans.”

Future Awards.   While the Compensation Committee regularly reviews the form and design of our long-term incentive awards, we anticipate that any future capacity under the 2012 LTIP will be heavily allocated towards grants of Variable RSUs. In most instances, such awards will be based on the achievement of pre-established performance objectives and will contain time-based vesting and payout requirements designed to promote retention. We believe this approach promotes long-term share ownership by employees in the form of a tangible, equity-linked award, which aligns the interests of our employees and Shareholders. The approach also mitigates the adverse effects of volatility and cyclicality upon the results of the reinsurance sector and our Company.

Clawback Policy and Share Ownership Requirements

In 2012, we adopted a recoupment, or “clawback”, policy (the “Clawback Policy”). The Clawback Policy provides for the recovery of excess incentive compensation payouts in the event the Company is required to prepare an accounting restatement due to its material non-compliance with any financial reporting requirement under securities laws. Any clawback would apply to covered current or former executive officers and would involve the recoupment of excess incentive compensation payouts to such officers made during the three-year period immediately preceding the date on which the Company is required to prepare the accounting restatement. Recovery of excess incentive compensation will be reduced by any taxes paid or payable on such compensation by the executive officer.

All of our officers subject to the requirements of Section 16 of the Exchange Act, including all of our Named Executive Officers, are covered by the Clawback Policy. The requirements of our Clawback Policy are more stringent than those required by the Sarbanes-Oxley Act of 2002. Implementation rules for the mandatory clawback requirements of Dodd-Frank have yet to be finalized as of the date of this Proxy Statement. However, to the extent necessary, we will amend our Clawback Policy to conform with the final Dodd-Frank rules once issued. The Company has never been required to restate its financial results.

Our Named Executive Officers and selected senior executives are also subject to formal share ownership requirements. Each covered executive must amass Common Shares and/or Preferred Shares (including unvested RSUs underlying Common Shares) within five (5) years of his/her appointment, and the required minimum shareholdings must be maintained and held during the executive’s continuous service with the Company. In certain rare circumstances, and in his or her discretion, the Chairman of the Compensation Committee may temporarily waive or modify the recommended ownership levels in response to undue hardship on an executive or other considerations. No such waivers or modifications have been requested by (or granted to) any Named Executive Officers during the periods presented.

Minimum shareholdings for our Named Executive Officers and certain selected senior executives are equivalent to an aggregate market value in Common and/or Preferred Shares of: (i) five (5) times base salary in the case of our CEO, Mr. Harris, (ii) three and a half (3.5) times base salary in the case of Messrs. Paquette, Chattock and Schaper, and (iii) two (2) times base salary in the case of certain other senior executives, including Mr. Pollett, in each case subject to adjustment by our Board. As of December 31, 2014, each of our Named Executive Officers owned Common Shares and/or Preferred Shares and unvested RSUs underlying Common Shares with an aggregate market value of at least ten (10) times his annual base salary.

Change in Control and Severance

Our Named Executive Officers may be entitled to payments following a termination of their employment and/or upon a change in control in the Company. These payments are governed by their individual service agreements, our Severance Plan and our LTIPs and associated RSU award agreements. Such payments are due in conjunction with a termination of employment in the following situations: (i) voluntary termination of employment by the executive with or without “constructive termination” (as such term is defined in the LTIPs); (ii) termination of employment by the Company without “cause” (as such term is defined in the LTIPs); (iii) termination of employment by the Company following disability; (iv) non-renewal of the executive’s current service agreement; and (v) a change in control of the Company followed by a termination of employment. In the event of a termination of employment for “cause”, none of the Named Executive Officers are entitled to any termination-related payments.

Severance Plan.   Each of our Named Executive Officers is eligible for severance benefits under our Severance plan. The key feature of the Plan is that a simple change in control of the Company does not automatically trigger a vesting of benefits. A second trigger must also occur.  Upon a change in control of the Company, our Named Executive Officers may be entitled to receive additional payments if, within twenty-four (24) months following the change in control, their employment is terminated by the Company (or a successor company) without cause or by the executive as the result of a constructive termination. These “double-trigger” severance payments would be made in lieu of any salary continuation or cash severance payments under the terms of their service agreements. In addition, all RSUs granted under our LTIPs would generally vest under comparable circumstances. The purpose of these arrangements is to mitigate the disincentives that may exist (economic and otherwise) in a transaction that would be negotiated by senior executives for the benefit of Shareholders and that may result in the elimination of the senior executives’ positions. None of our Named Executive Officers or other employees are entitled to a gross-up for any taxes or penalties associated with Section 280G of the Code. In fact, Messrs. Harris and Paquette’s service agreements provide for reductions in certain amounts payable to them to the extent that such payments would, if so made, trigger incremental taxes or penalties associated with Section 280G.

For additional information regarding the circumstances under which severance or change in control benefits are payable and the amounts thereof, see “Executive Officer Compensation - Potential Payments upon Termination of Employment or Change in Control” and “Executive Officer Compensation - Service Agreements.”

CEO Service Agreement

On May 17, 2013, on recommendation of the Compensation Committee, our Board approved a new service agreement with Mr. Harris, which became effective on May 20, 2013 (the “Effective Date”). The term of Mr. Harris’ service agreement is from the Effective Date through December 31, 2017, subject to automatic renewal for successive one-year periods beginning on January 1, 2018 unless, at least 90 days prior to the scheduled expiration date, either party provides the other party with notice of non-renewal or of a desire to renegotiate the service agreement’s material terms. If the Company delivers notice of non-renewal to Mr. Harris either before or after a change in control, the term will expire on the later of the scheduled expiration date and the second anniversary of such change in control.

Salary and Annual Bonus.   During the term of Mr. Harris’s service agreement, the Company will pay Mr. Harris an annual base salary of $750,000, which represents a reduction from his former base salary of $900,000; his target bonus opportunity will continue to be equal to 100% of his base salary; and neither Mr. Harris’ base salary nor his target bonus may be decreased during the term of the service agreement.

Long-Term Incentive Awards.   In accordance with the terms of his service agreement, Mr. Harris received the following grants in 2014: (i) 5,000 Fixed RSUs which vested in full on December 15, 2014, and (ii) 80,000 Variable RSUs (at target) for the 2014-2017 award cycle, which will be earned and vest in a four equal tranches (March 15, 2015 and December 15, 2015, 2016 and 2017). For each subsequent year during the term of his service agreement, Mr. Harris will be entitled to an annual grant of long-term incentive awards with a target value of not less than $2,448,000, with annual awards valued at no less than $120,000 vesting no more than one year after grant and annual awards with a target value of not less than $2,328,000 vesting no more than four years after grant.

Severance Provisions.  Notwithstanding the provisions of the Severance Plan, his service agreement provides that if Mr. Harris terminates his employment without good reason, he will be entitled to receive continuation of base salary, medical benefits and vesting of share-based incentive awards for twelve months following termination of employment, subject to continued compliance with the non-competition and non-solicitation provisions of his service agreement at the discretion of the Company. The Company has provided Mr. Harris with these severance benefits in order to promote compliance with the non-compete and non-solicit provisions in his service agreement. The Company may cease continuation of base salary, medical benefits and RSU vesting at any time in exchange for releasing Mr. Harris from his obligations under such provisions. For additional information regarding the potential severance and benefits are payable to Mr. Harris, see “Executive Officer Compensation - Potential Payments upon Termination of Employment or Change in Control.”

Compliance with Section 162(m) of the Code

Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1 million paid to any of a company’s named executive officers (under current rules, other than the CFO). As a Bermuda limited liability company, historically we have been exempt from U.S. income taxes and ineligible to take a U.S. income tax deduction for the compensation paid to any of our Named Executive Officers. With the establishment of our U.S. operations in 2007, we are now subject to taxes on our U.S. income and are therefore potentially subject to Section 162(m) limitations on deductions. We believe that the value of any lost deductions is currently insignificant; however the 2012 LTIP provides for the ability to grant future awards that may qualify as performance-based compensation under Section 162(m).

Role of Executive Officers in Executive and CEO Compensation

The components and levels of compensation for each of our Named Executive Officers are set by the Compensation Committee in consultation with our CEO (except with respect to his own compensation) and are ratified and approved by our Board. The Compensation Committee also reviews all of the Company’s compensation policies and elements of remuneration for our Named Executive Officers at least annually.

As CEO, Mr. Harris makes recommendations to the Compensation Committee on all aspects of compensation for our Named Executive Officers, including general plan structures, performance measures and any amendments thereto. Mr. Harris is not present during any Compensation Committee or Board discussions regarding his own remuneration.

The Company’s General Counsel and Secretary, Jonathan Kim, acts as Secretary for the Compensation Committee and supports the Company’s Global Head of Human Resources, Kevin Long, in the preparation of meeting and research materials. Mr. Long develops recommendations to the Compensation Committee and the Chairman regarding the CEO’s compensation. He is also responsible for providing the Board with sufficient information, including reports on the market practices of peer companies, to enable them to review and recommend structures, levels and targets for the CEO’s compensation.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as an officer or employee of the Company during 2014 and the Board notes no relationship that would impair the independence of any director who served as a member of the Compensation Committee during 2014.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis disclosure required by Item 402(b) of Regulation S-K of the Exchange Act with management.  Based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

Morgan W. Davis (Chair)	March 25, 2015
John G. Bruton
Michael R. Eisenson
Susan J. Sutherland
Anthony Taylor

Executive Officer Compensation

Summary Compensation Table

The following table sets forth information relating to compensation awarded to, earned by or paid for services rendered in all capacities during 2014, 2013 and 2012 by our Named Executive Officers.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Share Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)

Christopher L. Harris (5)	2014	750,000	—	2,471,350	—	1,290,000	363,190	4,874,540
President and CEO	2013	787,500	—	2,341,420	—	1,245,000	266,368	4,640,288
(Principal Executive Officer)	2012	900,000	—	1,331,250	—	1,800,000	248,243	4,279,493

Michael S. Paquette	2014	418,750	—	850,011	—	731,000	117,576	2,117,337
CFO and EVP	2013	393,750	—	630,616	—	664,000	90,200	1,778,566
(Principal Financial Officer)	2012	370,000	—	554,688	—	750,000	82,599	1,757,287

Christopher T. Schaper	2014	557,500	—	1,120,001	—	963,200	341,551	2,982,252
President,	2013	550,000	—	867,103	—	913,000	282,831	2,612,934
Montpelier Reinsurance Ltd.	2012	550,000	—	813,536	—	1,100,000	264,833	2,728,369

Richard M.M. Chattock (6)	2014	582,768	—	1,175,640	—	951,681	159,477	2,869,566
CEO,	2013	547,505	—	895,769	—	962,949	124,235	2,530,458
Montpelier at Lloyd’s Limited	2012	554,785	—	808,495	—	1,138,130	116,870	2,618,280

William Pollett	2014	322,500	—	659,988	—	567,600	264,900	1,814,988
Chief Corporate Development	2013	294,653	—	354,719	—	498,000	211,040	1,358,412
and Strategy Officer and SVP	2012	276,913	—	309,081	—	400,000	206,283	1,192,277

(1)          All amounts presented in the table above and in the supporting tables that follow are expressed in U.S. dollars.  Certain amounts presented were paid in Bermuda dollars and British pounds. The Bermuda dollar is fixed to the U.S. dollar at a one-to-one ratio. The ending and average rates of exchange of U.S. dollars per British pound used were: (i) for 2014 - 1.559 and 1.647, respectively; (ii) for 2013 - 1.657 and 1.564, respectively; and (iii) for 2012 - 1.626 and 1.585, respectively.

(2)          For Variable RSUs, represents the grant date fair value assuming target-level performance (the most probable outcome as of the date of grant)  in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“ASC Topic 718”) without regard to estimated forfeitures. At the maximum payout, the value of the Variable RSUs granted to Mr. Harris would be: 2014 - $4,656,000; 2013 - $4,434,840; 2012 - $2,662,500; for Mr. Paquette: 2014 - $1,700,022; 2013 - $1,261,232; 2012 - $1,109,375; for Mr. Schaper: 2014 - $2,240,002; 2013 - $1,734,205; 2012 - $1,627,072; for Mr. Chattock 2014 - $2,351,280; 2013 - $1,791,538; 2012 - $1,616,990; and Mr. Pollett 2014 - $1,319,976; 2013 - $709,438; 2012 - $618,162.  For Fixed RSUs, represents the grant date fair value in accordance with FASB ASC Topic 718 without regard to estimated forfeitures. See Note 9 of the Notes to Consolidated Financial Statements for a description of the assumptions used to determine the initial grant date fair value of RSUs.

(3)          Compensation shown as “Non-Equity Incentive Plan Compensation” within the above table represents the amount to which the Named Executive Officer was entitled under the Company’s annual bonus plan. See “Compensation Discussion and Analysis - Components of Compensation - Annual Cash Bonuses.”

(4)          The individual components of “All Other Compensation” for 2014 are presented in the tables that follow.

(5)          Effective May 20, 2013, in conjunction with his service agreement, Mr. Harris’ base salary decreased from $900,000 to $750,000. This decrease was accompanied by an increase in his share-based compensation as a relative portion of his overall compensation, the majority of which consisted of contingent Variable RSUs linked to the Company’s performance. See “Compensation Discussion and Analysis - CEO Service Agreement.”

(6)          Mr. Chattock’s cash compensation is denominated and paid in British pounds.  His salary and all other compensation presented above have been converted to U.S. dollars based on the applicable average rate of exchange of U.S. dollars per British pound and his non-equity incentive plan compensation presented above has been converted to U.S. dollars based on the applicable ending rate of exchange of U.S. dollars per British pound.  Mr. Chattock’s share-based compensation is denominated in U.S. dollars.

All Other Compensation - 2014

			Tax-
	Perquisites		Qualified	Supplemental
	and Other		Defined	Defined
	Personal	Housing	Contribution	Contribution	Dividends	Life
	Benefits (1)	Allowance	Pension	Pension (2)	on RSUs (3)	Insurance (4)	Total
Name	($)	($)	($)	($)	($)	($)	($)
Christopher L. Harris	78,044	—	52,000	23,000	203,386	6,760	363,190
Michael S. Paquette	1,500	—	17,500	24,375	72,479	1,722	117,576
Christopher T. Schaper	35,400	144,000	52,000	3,750	100,284	6,117	341,551
Richard M.M. Chattock	1,186	—	58,277	—	98,676	1,338	159,477
William Pollett	62,896	120,000	32,250	—	46,202	3,552	264,900

(1)         See table below for the individual components of Perquisites and Other Personal Benefits.

(2)         Represents supplemental defined contribution pension benefits provided to Messrs. Harris, Paquette and Schaper in order to bring their total 2014 pension benefits up to 10% of their base salaries. Messrs. Harris and Schaper, who are U.S. citizens and reside in Bermuda, received their 2014 supplemental pension benefits in cash and Mr. Paquette, who is a U.S. citizen and resides in the U.S., received his 2014 supplemental benefit in the form of a Company-provided contribution to a non-qualified deferred compensation plan. See “Non-Qualified Deferred Compensation.”

(3)         Represents dividend equivalents earned on outstanding RSU awards.

(4)         Represents the cost of employer-provided life insurance.

Perquisites and Other Personal Benefits - 2014

	One-Time
	Bermuda			Tax and
	Residency	Personal	Health Club	Financial	Transportation/
	Fee (1)	Travel (2)	Membership	Planning	Parking (3)	Total
Name	($)	($)	($)	($)	($)	($)

Christopher L. Harris	25,000	42,440	1,380	3,300	5,924	78,044
Michael S. Paquette	—	—	—	—	1,500	1,500
Christopher T. Schaper	25,000	10,400	—	—	—	35,400
Richard M.M. Chattock	—	—	1,186	—	—	1,186
William Pollett	25,000	35,000	1,380	1,516	—	62,896

(1)         Represents a one-time fee paid by the Company to secure a Bermuda Permanent Residency Certificate (“PRC”) on behalf of Messrs. Harris, Schaper and Pollett. A PRC permits a qualifying Bermuda resident the right to permanently reside and work in Bermuda (without a requisite work permit) and to acquire Bermuda property. Messrs. Harris, Schaper and Pollett have each agreed to fully reimburse the Company for the cost of this benefit should they choose to voluntarily terminate their employment with the Company prior to October 2017.

(2)         Represents the incremental cost to the Company of reimbursing personal travel for our Bermuda-based Named Executive Officers.

(3)         Reflects the annual cost of an automobile in Bermuda for Mr. Harris and office parking in the U.S. for Mr. Paquette. Mr. Harris is provided this personal benefit because his service agreement precludes him from traveling in Bermuda by any means other than by automobile and, as a Bermuda resident, he and his family are otherwise limited to owning one automobile per household in accordance with local law.

Grants of Plan-Based Awards - 2014

									All Other
									Share
			Estimated Possible Payouts			Estimated Possible Payouts			Awards:	Grant Date
			Under Non-Equity Incentive Plan			Under Equity Incentive Plan			Number of	Fair Value of
			Awards			Awards			Shares or	Share
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards (4)
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)	($)

Christopher L. Harris
Non-Equity Awards (1)	—	—	0	750,000	1,500,000	—	—	—	—	—
Variable RSUs (2)	1/01/14	2/25/14	—	—	—	0	80,000	160,000	—	2,328,000
Fixed RSUs (3)	1/01/14	2/25/14	—	—	—				5,000	143,350

Michael S. Paquette
Non-Equity Awards (1)	—	—	0	425,000	850,000	—	—	—	—	—
Variable RSUs (2)	1/01/14	2/25/14	—	—	—	0	29,210	58,420	—	850,011

Christopher T. Schaper
Non-Equity Awards (1)	—	—	0	560,000	1,120,000	—	—	—	—	—
Variable RSUs (2)	1/01/14	2/25/14	—	—	—	0	38,488	76,976	—	1,120,001

Richard M.M. Chattock
Non-Equity Awards (1)	—	—	0	553,303	1,106,606	—	—	—	—	—
Variable RSUs (2)	1/01/14	2/25/14	—	—	—	0	40,400	80,800	—	1,175,640

William Pollett
Non-Equity Awards (1)	—	—	0	330,000	660,000	—	—	—	—	—
Variable RSUs (2)	1/01/14	2/25/14	—	—	—	0	22,680	45,360	—	659,988

(1)          Represents the Named Executive Officer’s annual bonus potential for 2014 pursuant to the Company’s 2014 Annual Bonus Plan. Based on our actual increase in FCBVPCS for 2014 of 15.0%, the Compensation Committee and the Board awarded cash bonuses to Messrs. Harris, Paquette, Schaper, Chattock and Pollett, in an amount equal to 172% of their target bonus. Mr. Chattock’s non-equity award presented above, which is denominated and paid in British pounds, has been converted to U.S. dollars based on the December 31, 2014 ending rate of exchange of 1.559 U.S. dollars per British pound. See “Compensation Discussion and Analysis - Components of Compensation - Annual Cash Bonuses.”

(2)          Represents Variable RSUs awarded pursuant to the 2012 LTIP for the 2014-2017 award cycle. Variable RSUs are contingent awards in which the actual number of RSUs awarded is not known on the grant date and is dependent on Company performance during the initial year of the four year award cycle (the “Initial RSU Period”). The actual number of Variable RSUs awarded is not known until: (i) the completion of the Initial RSU Period; and (ii) the formal approval by the Compensation Committee and the Board of the number of RSUs awarded based on actual performance achieved. The number of Variable RSUs shown above at target is based on an increase in FCBVPCS of 10.0%. The number of Variable RSUs shown at maximum is based on an achieved increase in FCBVPCS of 17.0% or greater. At an achieved increase in FCBVPCS of 3.0% or less, no Variable RSUs would be awarded. Variable RSUs vest in equal annual installments over a four-year period subject to continuous employment.

(3)          Represents an annual Fixed RSU award to Mr. Harris in connection with his service agreement. Mr. Harris’ Fixed RSU award was made pursuant to the 2012 LTIP, was not contingent on Company performance and the actual number of RSUs awarded to him was known on the grant date. Mr. Harris’ Fixed RSU award fully vested on December 31, 2014. See “Compensation Discussion and Analysis - CEO Service Agreement.”

(4)          Represents the grant date fair value at target (the most probable outcome as of the date of grant) in accordance with FASB ASC Topic 718 without regard to estimated forfeitures. At the maximum payout, the value of the Variable RSUs granted to Messrs. Harris, Paquette, Schaper, Chattock and Pollett would be $4,656,000, $1,700,022, $2,240,002, $2,351,280 and $1,319,976, respectively. See Note 9 of the Notes to Consolidated Financial Statements for a description of the assumptions used to determine the initial grant date fair value of RSUs. Based on our actual increase in FCBVPCS for 2014 of 15.0%, the Compensation Committee and the Board awarded Variable RSUs for the 2014-2017 award cycle to Messrs. Harris, Paquette, Schaper, Chattock and Pollett, in an amount equal to 172% of their target Variable RSUs. See “Compensation Discussion and Analysis - Components of Compensation - Long-Term Incentive Awards.”

Narrative to the Summary Compensation Table and Grants Of Plan-Based Awards

Service Agreements

Each of our Named Executive Officers is subject to a Service Agreement with the Company (each a “Service Agreement”). Each Service Agreement entitles the relevant Named Executive Officer to a base salary, the right to participate in the Company’s annual bonus and long-term incentive plans and certain benefits and other perquisites. For further information regarding the components of the Named Executive Officers’ compensation, see “Compensation Discussion and Analysis-Components of Compensation.”

Messrs. Harris and Paquette’s Service Agreements provide that, in the event it is determined that any payment under those agreements would be considered an “excess parachute payment” under Section 280G, their payments will be reduced (with cash payments being reduced before share-based payments) in such a manner that no portion of the payments will be considered “excess parachute payments” under Section 280G. However, if such a reduction would result in Mr. Harris or Mr. Paquette receiving less after-tax compensation than they would have otherwise received without such reduction, then such payments will not be reduced. In either case, Messrs. Harris and Paquette are fully responsible for their own personal income taxes and the Company has no obligation or intent to reimburse or otherwise provide a tax gross-up to them in connection with any such payments.

Mr. Harris’ Service Agreement is for a term expiring December 31, 2017, subject to automatic renewal for successive one-year periods beginning January 1, 2018 unless either party gives prior notice of non-renewal. See “Compensation Discussion and Analysis - CEO Service Agreement.” Mr. Paquette’s Service Agreement is continual and is terminable upon twelve-months’ written notice by the Company and upon six-months’ written notice by him. Mr. Schaper’s Service Agreement is continual and is terminable upon twelve-months’ written notice by either the Company or by him. Mr. Chattock’s Service Agreement is continual and is terminable upon twelve-months’ written notice by the Company and upon six-months’ written notice by him. Mr. Pollett’s Service Agreement is continual and is terminable upon six months’ written notice by either the Company or the executive.

The Named Executive Officers are entitled under their Service Agreements to certain benefits upon various circumstances resulting in termination of their employment. For information regarding the principal terms and conditions of these provisions see “Executive Officer Compensation-Potential Payments Upon Termination of Employment or Change in Control.”

The Service Agreements also contain restrictive covenants that prevent the Named Executive Officers from engaging in certain competitive activities and soliciting our customers and employees. These covenants are effective during each Named Executive Officer’s employment and, with respect to each Named Executive Officer other than Messrs. Chattock and Pollett for twelve months thereafter. With respect to Messrs. Chattock and Pollett, the non-competition covenant remains effective for the six-month period following the termination of the executive’s employment, and the non-solicitation covenant remains effective for the twelve-month period following the termination of the executive’s employment. Pursuant to their Service Agreements, each Named Executive Officer is also subject to a confidentiality covenant of an indefinite duration.

Annual Cash Bonuses

Each Named Executive Officer participates in the Company’s annual cash bonus plan. The Company does not generally pay guaranteed minimum or discretionary bonuses (although in light of the Company’s business and the potential for unforeseen catastrophic events to disrupt the Company’s performance, the Compensation Committee retains the discretion to implement guaranteed or discretionary bonuses).

Pursuant to their Service Agreements, Messrs. Harris and Paquette are specifically entitled to a target bonus opportunity equal to 100% of their respective base salaries. Messrs. Schaper, Chattock and Pollett are not entitled to a specified target bonus opportunity pursuant to their Service Agreements.

For further information regarding the terms of the Company’s annual cash bonus plan, see “Compensation Discussion and Analysis-Components of Compensation-Annual Cash Bonuses.”

Long-Term Incentive Plan Awards

The Company has a practice of making annual grants to senior management, including the Named Executive Officers, of Variable RSUs that vest in equal annual installments over a four-year period subject to continuous active employment. The actual number of RSUs awarded depends upon the Company’s performance during the Initial RSU Period in which the grants are made. For further information regarding the terms of the Company’s RSU awards, see “Compensation Discussion and Analysis-Components of Compensation-Long-Term Incentive Awards.”

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Share Awards
Equity
Incentive
								Plan	Equity
			Equity					Awards:	Incentive
			Incentive					Number of	Plan Awards:
			Plan					Unearned	Market or
			Awards:					Shares,	Payout Value
	Number of	Number of	Number of				Market	Units	of Unearned
	Securities	Securities	Securities			Number of	Value of	or Other	Shares, Units
	Underlying	Underlying	Underlying			Shares or	Shares or	Rights	or Other
	Unexercised	Unexercised	Unexercised	Option		Units That	Units That	That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested (1)	Vested (2)	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Christopher L. Harris	—	—	—	—	—	221,210	7,923,742	—	—
Michael S. Paquette	—	—	—	—	—	80,203	2,872,871	—	—
Christopher T. Schaper	—	—	—	—	—	104,047	3,726,964	—	—
Richard M.M. Chattock	—	—	—	—	—	107,412	3,847,498	—	—
William Pollett	—	—	—	—	—	50,840	1,821,089	—	—

(1)         Represents unvested RSU awards outstanding pursuant to the LTIPs as of December 31, 2014. Mr. Harris’ unvested RSUs consist of: 37,500 Variable RSUs for the 2012-2015 award cycle; 80,510 RSUs for the 2013-2016 award cycle; and 103,200 RSUs for the 2014-2017 award cycle. Mr. Paquette’s unvested RSUs consist of: 4,000 Fixed RSUs for the 2011-2016 award cycle; 15,625 Variable RSUs for the 2012-2015 award cycle; 22,897 Variable RSUs for the 2013-2016 award cycle; and 37,681 Variable RSUs for the 2014-2017 award cycle. Mr. Schaper’s unvested RSUs consist of: 22,915 Variable RSUs for the 2012-2015 award cycle; 31,483 Variable RSUs for the 2013-2016 award cycle; and 49,649 Variable RSUs for the 2014-2017 award cycle. Mr. Chattock’s unvested RSUs consist of: 22,773 Variable RSUs for the 2012-2015 award cycle; 32,523 Variable RSUs for the 2013-2016 award cycle; and 52,116 Variable RSUs for the 2014-2017 award cycle. Mr. Pollett’s unvested RSUs consist of: 8,705 Variable RSUs for the 2012-2015 award cycle; 12,878 Variable RSUs for the 2013-2016 award cycle; and 29,257 Variable RSUs for the 2014-2017 award cycle. The Fixed RSUs granted to Mr. Harris in 2014 pursuant to his Service Agreement fully vested on December 31, 2014.

(2)         Each outstanding RSU vests in equal annual installments over the applicable award cycle on December 15 of each year, except for the 4,000 outstanding Fixed RSUs awarded to Mr. Paquette in 2011 that are scheduled to vest in five equal annual installments beginning on March 15, 2012. The market value of all RSUs that have not vested was calculated using the $35.82 closing market price of Common Shares on December 31, 2014, as quoted on the NYSE.

Option Exercises and Shares Vested - 2014

	Option Awards		Share Awards (1)
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Vesting	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Christopher L. Harris	—	—	117,155	4,196,492
Michael S. Paquette	—	—	41,633	1,477,210
Christopher T. Schaper	—	—	65,208	2,335,751
Richard M.M. Chattock	—	—	56,409	2,020,570
William Pollett	—	—	24,900	891,918

(1)         Represents RSU awards and the value thereof that vested during 2014.

Non-Qualified Deferred Compensation - 2014

	Executive	Company	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance at
	in Last Fiscal	in Last Fiscal	In Last	Withdrawals/	Last Fiscal
	Year	Year	Fiscal	Distributions	Year-End
Name	($)	($)	Year (1)	($)	($)

Christopher L. Harris	—	—	3,077	—	50,219
Michael S. Paquette	—	24,375	4,096	—	108,385
Richard M.M. Chattock	—	—	—	—	—
Christopher T. Schaper	—	—	—	—	—
William Pollett	—	—	—	—	—

The Company’s non-qualified deferred compensation plans allow participants to voluntarily defer, or for the Company to provide, qualifying remuneration payable (consisting of all or a portion of their salary, annual bonus and Company-provided contributions) which can be invested in various investment options available to the general public. Participants may change their investment elections on a daily basis.

A payment date is designated with each deferral election made. Participants may elect to receive payments in a lump sum or in annual installments. Payment dates cannot be accelerated and commence upon the earliest of the designated payment date, death and separation from service. The Company’s nonqualified deferred compensation plans will terminate and all amounts deferred thereunder will be paid out in connection with a change of control of the Company.

On or about December 15, 2014, 2013 and 2012, the Company provided Mr. Paquette with supplemental defined contribution pension benefits of $24,375, $21,875 and $20,000, respectively, in order to equalize his total annual pension benefit at 10% of his base salary. These supplemental defined contribution pension benefits have been included in the Summary Compensation table as “All Other Compensation.”

Mr. Harris did not make or receive any non-qualified deferred compensation contributions from 2012 to 2014.

All current and prior year earnings and losses have been excluded from the Summary Compensation Table as none of the investment options offered under the deferred compensation plan provide an above-market rate of interest.

Potential Payments Upon Termination of Employment or Change in Control

The following tables outline the potential payments and benefits that our Named Executive Officers would be entitled to receive under certain situations involving a termination of their employment, including a termination resulting from a change in control of the Company. Our Named Executive Officers are not employed at-will and the terms and conditions of their employment are governed by their individual Service Agreements. Each Service Agreement is negotiated independently and the specific provisions of each may vary, in some cases significantly, from person to person. See “Executive Officer Compensation - Service Agreements.” Termination of employment and satisfaction of all conditions to payment are deemed to occur at December 31, 2014 for purposes of this presentation. The closing market price of Common Shares on December 31, 2014, as quoted on the NYSE, was $35.82.

The amounts shown in the tables that follow do not include payments and benefits provided on a non-discriminatory basis to salaried employees upon their termination of employment. These payments and benefits include: (i) earned but unpaid salary, unused vacation pay and continuation of standard insurance benefits (consisting of medical, dental and disability coverages) through the effective date of termination; (ii) reimbursement of all documented business-related expenses; and (iii) accumulated balances under any of the Company’s qualified defined contribution retirement plans. In addition, the amounts shown in the tables do not include any distributions of non-qualified deferred compensation. The amount of such non-qualified deferred compensation is set forth in “Executive Officer Compensation - Nonqualified Deferred Compensation.”

Our Named Executive Officers may not compete against the Company or solicit its clients or employees for a period of six months to one year following termination, for any reason, without the Company’s prior consent. The Company may require the executive not to attend work and/or not to undertake any or all of their duties during such period.

Amounts Payable Upon Termination of Employment by the Company For Cause

In the event of their termination of employment by the Company for “cause,” none of the Named Executive officers are entitled to any termination payments, other than previously accrued obligations.

For purposes of Messrs. Harris’ and Paquette’s Service Agreements, “cause,” means: (i) the conviction of an offense (other than a road traffic offense or other non-material offense not subject to a custodial sentence); or (ii) willful gross negligence or willful gross misconduct by the executive in connection with the executive’s employment with the Company that causes or is likely to cause material loss or damage to the Company. For purposes of Messrs. Schaper’s and Pollett’s Service Agreements, “cause,” means: the executive: (a) is guilty of conduct tending to bring himself or the Company into disrepute or likely to affect prejudicially the Company’s interests; (b) filed for bankruptcy; (c) failed or neglected to diligently discharge his duties under his Service Agreement after receiving six months’ written notice of such misconduct; or (d) committed a serious breach of his obligations under his Service Agreement. For purposes of Mr. Chattock’s Service Agreement, “cause” generally has the same meaning as described above for the other four named executive officers and also means: (w) failure to comply with a lawful instruction given by the Company; (x) resignation as a director of one of the Company’s subsidiaries other than at the request of such entity; (y) inability as a result of sickness or injury to perform duties for a period exceeding an aggregate of 180 days per year; or (z) is guilty of breach of applicable regulatory rules or suspension or revocation of the executive’s registration or status as an approved person under applicable regulatory rules.

Amounts Payable Upon Voluntary Termination of Employment by the Executive

		Continuation
		of Vesting of			Total
		Equity			Payments In
	Cash	Incentive	Continuation	Repatriation/	Connection
	Severance	Plan	of Medical	Relocation	with
	Payment	Awards	Benefits	Expenses	Termination
Name	($)	($)	($)	($)	($)
Christopher L. Harris	750,000	4,017,392	23,102	—	4,790,494
Michael S. Paquette	212,500	—	—	—	212,500
Christopher T. Schaper	560,000	—	—	—	560,000
Richard M.M. Chattock	276,652	—	—	—	276,652
William Pollett	165,000	—	—	—	165,000

In the event of voluntary termination of employment by the executive, Mr. Harris is entitled to a continuation of his base salary, vesting of outstanding RSUs and medical benefits during the twelve-month period following the date of termination. The amount attributable to continuation of medical benefits: (i) have been calculated based upon the Company’s current actual costs of providing the benefits; and (ii) have not been discounted for the time value of money. The Company may avoid or discontinue paying Mr. Harris his cash severance payments and providing continuation of medical benefits and may halt the vesting of his outstanding RSUs in exchange for releasing him from the restrictive covenants related to non-competition and non-solicitation set forth in the Service Agreement.

Messrs. Paquette, Chattock and Pollett are required to provide the Company with no less than six-months’ written notice and each are entitled to a continuation of their base salary during that period. Mr. Schaper is required to provide the Company with no less than twelve-months’ written notice and is entitled to a continuation of his base salary during that period.

Amounts Payable Upon Termination of Employment by the Company Following Disability

Continuation
		of Vesting of			Total
		Equity			Payments In
	Cash	Incentive	Continuation	Repatriation/	Connection
	Severance	Plan	of Medical	Relocation	with
	Payment	Awards	Benefits	Expenses	Termination
Name	($)	($)	($)	($)	($)
Christopher L. Harris	—	7,923,742	—	375,000	8,298,742
Michael S. Paquette	—	—	—	—	—
Christopher T. Schaper	560,000	—	—	—	560,000
Richard M.M. Chattock	—	—	—	—	—
William Pollett	330,000	—	—	—	330,000

In the event of termination of employment by the Company following disability, Mr. Harris is entitled to: (i) an acceleration of the vesting of all of his outstanding RSUs; and (ii) a one-time payment of repatriation/relocation benefits equal to six-months’ base salary. In the event of termination of employment by the Company following disability, Messrs. Schaper and Pollett are entitled to a continuation of base salary for twelve months. Messrs. Paquette and Chattock are not entitled to any incremental compensation in the event of termination of employment by the Company following disability.

In this instance, “disability” means a condition that results in the executive being unable to perform the duties and responsibilities required of him due to a physical and/or mental disability for a stated period of time.

Amounts Payable Upon Termination of Employment by the Company Following a Change in Control

		Accelerated
		Vesting of
		Equity			Total
	Cash	Incentive	Continuation	Repatriation/	Payments
	Severance	Plan	of Medical	Relocation	Upon
	Payment	Awards	Benefits	Expenses	Termination
Name	($)	($)	($)	($)	($)
Christopher L. Harris	7,650,000	7,923,742	69,306	—	15,643,048
Michael S. Paquette	2,350,000	2,872,871	—	—	5,222,871
Christopher T. Schaper	3,320,000	3,726,964	—	—	7,046,964
Richard M.M. Chattock	3,379,334	3,847,498	—	—	7,226,832
William Pollett	1,795,200	1,821,089	—	—	3,616,289

The Severance Plan provides for the payment of specified benefits if a participant’s employment is terminated by the Company without cause or by the participant pursuant to a constructive termination within twenty-four months following the occurrence of a change in control, as defined in the LTIPs. Benefits payable under the Severance Plan are triggered if termination is initiated by: (i) the Company for a reason other than death, disability or cause; or (ii) the executive in the case of constructive termination. The Severance Plan is administered by the Compensation Committee, which is authorized to interpret the plan and to establish, amend and rescind any rules and regulations relating to the plan. For purposes of the Severance Plan, (i) “cause” has the meaning set forth in the individual Service Agreements for Messrs. Harris and Paquette and, for Messrs. Schaper, Chattock and Pollett, means: (a) willful and continued failure to substantially perform the material duties set for in the executive’s Service Agreement (other than any failure resulting from the executive’s disability) after the Company has delivered a written demand for substantial performance identifying the deficient performance; (b) conviction of, guilty plea or plea of no contest to, a felony; (c) commission of an act involving moral turpitude, which could be reasonably expected to have an adverse effect on the Company; (d) fraud, misappropriation, embezzlement, or intentional breach of fiduciary duty; (e) wilful malfeasance in connection with the executive’s employment that the Company determines adversely affected it; or (f) material violation of any Company policy or a material breach of any agreement between the executive and the Company that could be reasonably expected to have an adverse effect on the Company; and (ii) “constructive termination” means, for Messrs. Schaper, Chattock and Pollett, a termination of the executive’s employment with the Company or a subsidiary at the initiative of the executive that the executive declares by prior written notice delivered to the Secretary of the Company to be a constructive termination by the Company or subsidiary and that follows: (a) a material decrease in the executive’s salary or bonus opportunity; or (b) an involuntary relocation of the executive’s principal place of a employment by more than 50 miles from the executive’s then-current location or, in the case of an executive located in Bermuda, a relocation from Bermuda. For Messrs. Harris and Paquette, “constructive termination” has the same meaning as “good reason” pursuant to their Service Agreements, which is described below under the heading “Amounts Payable Upon Termination of Employment - Other Events Not Following A Change in Control” (as applicable).

Under the provisions of the Severance Plan, Mr. Harris is eligible for Group A severance benefits and Messrs. Paquette, Schaper, Chattock and Pollett are each eligible for Group B benefits. Group A benefits consist of three times the sum of: (i) the executive’s annual base salary at the greater of (a) the annual rate in effect on the executive’s severance date and (b) the annual rate in effect on the date of the change in control; and (ii) the executive’s highest annual bonus paid in the three-year period preceding the year in which the severance occurs. Group B benefits consist of two times the sum of: (i) the executive’s annual base salary at the greater of (a) the annual rate in effect on the executive’s severance date and (b) the annual rate in effect on the date of the change in control; and (ii) the executive’s highest annual bonus paid in the three-year period preceding the year in which the severance occurs. In order for an executive to receive any payments under the Severance Plan, the executive must execute a general release of all claims against the Company within sixty days after termination of employment. Amounts payable under the Severance Plan to each of Messrs. Harris, Paquette, Schaper, Chattock and Pollett are paid in a lump sum and would offset any other severance or notice payments (other than, in the case of Mr. Harris, any continued medical benefits) to which they would be entitled under their Service Agreements. Under the terms of Mr. Harris’ Service Agreement, in the event of a termination of employment without cause by the Company or for good reason by Mr. Harris, Mr. Harris is entitled to continuation of medical benefits for three years following such termination. The amounts attributable to continuation of medical benefits: (i) have been calculated based upon the Company’s current actual costs of providing the benefits; and (ii) have not been discounted for the time value of money.

Under the provisions of the LTIPs, if, within twenty-four months following the occurrence of a change in control, a participant’s employment is terminated by the Company for a reason other than death, disability or cause, or by the participant following a constructive termination or retirement at age 60, all outstanding RSUs immediately vest. In the case of Variable RSUs in their Initial RSU Period, the number of Variable RSUs that will be accelerated will reflect the greater of: (i) target performance; and (ii) actual performance during the completed quarterly periods in the applicable performance period preceding the change in control. The table above reflects the acceleration of all outstanding Fixed RSUs, including those Variable RSUs that have been effectively converted to Fixed RSUs following the end of the first year of the applicable award period, which, for the Variable RSUs granted in 2014, reflects 172% of the target Variable RSUs as discussed in “Components of Compensation - Long-Term Equity Awards - 2014 Performance Measurement and Results.”

Amounts Payable Upon Termination of Employment - Other Events Not Following A Change in Control (as applicable)

		Accelerated
		Vesting of			Total
	Cash	Equity	Continuation	Repatriation/	Payments
	Severance	Incentive	of Medical	Relocation	Upon
	Payment	Plan Awards	Benefits	Expenses	Termination
Name	($)	($)	($)	($)	($)
Termination Without Cause by the Company or for Good
Reason by the Executive
Christopher L. Harris	3,000,000	7,923,742	69,306	—	10,993,048
Michael S. Paquette	425,000	1,491,294	24,110	—	1,940,404
Termination Without Cause by the Company
Christopher T. Schaper	560,000	1,977,551	—	—	2,537,551
Richard M.M. Chattock	553,303	2,020,499	—	—	2,573,802
William Pollett	165,000	—	—	—	165,000

In the event of termination of employment without cause by the Company or for good reason by the executive, subject to the executive’s executive of a general release of all claims against the Company within sixty days after termination of employment:

•                  Mr. Harris is entitled to: (i) the sum of his annual base salary plus annual target bonus multiplied by 2.0, payable in a lump sum; (ii) an acceleration of the vesting of all of his outstanding RSUs (with any Variable RSUs in their Initial RSU Period vesting at target); and (iii) a three-year continuation of his current medical benefits at the Company’s expense; and

•                  Mr. Paquette is entitled to a continuation for one year of: (i) his base salary; (ii) the vesting of his outstanding RSUs; and (iii) his current medical benefits at the Company’s expense.

Good reason, in this instance, means the occurrence of the following, without the executive’s consent: (i) a decrease in the executive’s base salary or any decrease (which, in the case of Mr. Paquette, must be material) in annual bonus opportunity or, solely in the case of Mr. Harris, annual target opportunity under the 2012 LTIP; (ii) a material diminution in the executive’s authority, duties or responsibilities such that he cannot continue to carry out his job in substantially the same manner as it was intended to be carried out immediately before such diminution; (iii) a relocation of the executive’s principal place of employment by more than 50 miles from the location at which he is then principally employed; or (iv) a material breach by the Company of the terms of the executive’s Service Agreement or of any outstanding award to the executive under the LTIPs that the Company has failed to cure. For purposes of Mr. Harris’ Service Agreement, clause (ii) of the preceding sentence also includes Mr. Harris’ removal as President or Chief Executive Officer of the Company, failure to continue Mr. Harris’ service as a director or failure to have him report directly and solely to the Board and clause (iii) is triggered only upon a relocation of the Company’s executive offices from Bermuda while Mr. Harris is CEO.

In the event of termination of employment without cause by the Company, Messrs. Schaper and Chattock are entitled to a continuation for one year of: (i) their base salary; and (ii) the vesting of their outstanding RSUs, and Mr. Pollett is entitled to a six-month continuation of his base salary. In each case, the Company may, in its sole discretion, terminate the employment of Messrs. Schaper, Chattock or Pollett without notice by paying the respective executive a lump-sum payment equal to the termination benefit that would have been paid during the notice period had notice been given.

In the event of non-renewal of Mr. Harris’ current Service Agreement and Mr. Harris’ employment terminates, followed by Mr. Harris being removed from or not re-elected to the Board (other than for cause), he is entitled to: (i) one (1) times the sum of his annual base salary plus his highest annual bonus paid in the three years preceding the year in which the non-renewal occurs; and (ii) an acceleration of the vesting of all of his outstanding RSUs (with any Variable RSUs in their Initial RSU Period vesting at target).

In the event that Mr. Harris retires or the Service Agreement is not renewed and Mr. Harris’ employment terminates but he remains an active member of the Board, he is entitled to continuation of his current medical benefits at the Company’s expense (representing a current annual value of $23,102), and his ongoing service on the Board will be considered continued employment for purposes of vesting of his outstanding RSUs. The table above does not include any payments related to the new-renewal of Mr. Harris’ Service Agreement since it does not expire until December 31, 2017.

Amounts Payable Upon Retirement

None of our Named Executive Officers are entitled to any retirement benefits beyond those generally provided to our salaried employees on a non-discriminatory basis upon retirement or upon non-renewal of their Service Agreements, with the exception of Mr. Harris, as outlined under the heading “Amounts Payable Upon Termination of Employment — Other Events Not Following A Change in Control” (as applicable).

Director Compensation

Director Compensation Earned in 2014

Each non-management director receives the following cash compensation annually: (i) a retainer of $75,000; (ii) for the Chairman (Mr. Taylor), an additional retainer of $100,000; (iii) for the Chairmen of the Compensation and Finance Committees (Messrs. Davis and Eisenson, respectively), an additional retainer of $25,000; (iv) for the Chairmen of the Audit and Underwriting Committees (Messrs. Keizer and Winchester, respectively), an additional retainer of $50,000; (v) for all other members of the Audit and Underwriting Committees, an additional retainer of $15,000; and (vi) Board and Committee attendance fees of $3,000 per meeting. Mr. Harris, our President and CEO, does not receive any additional compensation for his services as a member of the Board or any committee of the Board.

In addition, each non-management director was entitled to receive a one-time grant of 4,000 RSUs upon his or her election or appointment to the Board. These RSUs vest in equal annual installments over a two-year period based on continuous service as a director. Beginning in the second year of his or her service, each non-management director is entitled to receive an annual grant of 2,500 RSUs, which vest over a one-year period based on continuous service as a director. Holders of RSUs are not entitled to voting rights but are entitled to receive payments equivalent to dividends declared on Common Shares.

Subject to his continued service on the Board, Mr. Taylor continues to receive medical benefits at the Company’s expense.

Mr. Winchester serves as a director and Chairman of the Audit Committee of MAL and, for 2014, received an additional retainer of £32,000 (or $52,717 at an average rate of exchange of 1.6474 U.S. dollars per British pound) for such services.

Mr. Eisenson serves as the representative of Charlesbank and the affiliated investment funds of Charlesbank (the “Charlesbank Funds”) on the Board. In accordance with the internal policies of Charlesbank and the terms of the limited partnership agreements for the Charlesbank Funds, all of the cash compensation to which Mr. Eisenson is entitled as a director has been paid directly to Charlesbank and all of the share-based compensation to which Mr. Eisenson is entitled as a director has been assigned to the Charlesbank Funds.

Director Compensation For 2015

There are currently no proposed changes to our 2015 director compensation.

The following table summarizes the total compensation earned by the Company’s non-management directors during the year ended December 31, 2014:

					Change in
					Pension Value
					and Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Share	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards (2)	Awards	Compensation	Earnings	Compensation (3)	Total
Director (1)	($)	($)	($)	($)	($)	($)	($)
Class A Directors
John G. Bruton	108,000	79,375	—	—	—	1,719	189,094
John D. Collins (4)	82,077	79,375	—	—	—	500	161,952
Candace L. Straight	138,000	79,375	—	—	—	1,563	218,938
Anthony Taylor	223,000	79,375	—	—	—	19,317	321,692
Class B Directors
Morgan W. Davis	148,000	79,375	—	—	—	1,563	228,938
Henry R. Keizer	159,923	79,375	—	—	—	4,813	244,111
John F. Shettle Jr.	153,000	79,375	—	—	—	1,563	233,938
Susan J. Sutherland	108,000	79,375	—	—	—	4,163	191,538
Class C Directors
Michael R. Eisenson (5)	130,000	79,375	—	—	—	3,113	212,488
Nicholas C. Marsh	92,769	127,000	—	—	—	2,100	221,869
Ian M. Winchester	188,000	79,375	—	—	—	54,280	321,655

(1)         All amounts presented in the table above are expressed in U.S. dollars. Certain amounts presented were paid in Bermuda dollars (at a fixed rate of exchange of one U.S. dollar per Bermuda dollar) and British pounds (at an average rate of exchange of 1.6474 U.S. dollars per British pound).

(2)         Represents the grant date fair value of RSU awards made during 2014 computed in accordance with FASB ASC Topic 718. Mr. Marsh received a one-time grant of 4,000 RSUs upon his election to the Board and all other non-management directors each received an annual grant of 2,500 RSUs on June 15, 2014. See Note 9 of the Notes to Consolidated Financial Statements for a description of the assumptions used to determine the initial grant date fair value of RSUs. As of December 31, 2014, Ms. Straight and Messrs. Bruton Taylor, Davis, Shettle, and Winchester each had 2,500 unvested RSUs outstanding, Mr. Eisenson had 4,500 RSUs outstanding, Mr. Marsh had 4,000 RSUs outstanding, Ms. Sutherland and Mr. Keizer each had 6,500 unvested RSUs outstanding and Mr. Collins had no unvested RSUs outstanding.

(3)         Represents dividend equivalents earned on all outstanding RSUs held by the directors. In addition, for Mr. Taylor, such amount also includes $17,754 in medical benefits and, for Mr. Winchester, such amount also includes $52,717 in fees for his services as a director and Chairman of the Audit Committee of MAL

(4)         Mr. Collins resigned from the Board effective June 30, 2014. Effective upon his resignation, the annual award of 2,500 RSUs that he received on June 15, 2014 was cancelled without payment.

(5)         Mr. Eisenson serves as the representative of the Charlesbank Funds on the Board. In accordance with the internal policies of Charlesbank and the terms of the limited partnership agreements for the Charlesbank Funds, all of the cash compensation to which Mr. Eisenson is entitled as a director (including dividend equivalents earned on all outstanding RSUs) has been assigned and paid directly to Charlesbank and all of the share-based compensation to which Mr. Eisenson is entitled as a director has been assigned and issued to the Charlesbank Funds.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2014, with respect to our equity compensation plans:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
	and Rights	and Rights (3)	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders - 2012 LTIP (1)	1,506,764	—	2,142,928
Equity compensation plans approved by shareholders - 2007 LTIP (2)	14,000	—	—
Total	1,520,764	—	2,142,928

(1)         The 2012 LTIP, which was approved by the Company’s shareholders in May 2012, permits the issuance of up to 4,700,000 Common Shares to selected Montpelier employees, non-employee directors and consultants. If any award granted under the 2012 LTIP: (i) is subsequently forfeited, expires, terminates or is canceled without delivery of the Common Shares underlying such award; (ii) is settled in cash; or (iii) is partially surrendered in payment of any taxes or social security (or similar) liabilities required to be withheld in respect of an award granted under the 2012 LTIP, then the number of Common Shares subject to such award will not be treated as issued and will not reduce the aggregate number of Common Shares that may be delivered pursuant to awards granted under the 2012 LTIP.

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

(2)         Represents outstanding RSU awards issued under the 2007 LTIP, which was approved by the Company’s shareholders on May 23, 2007 and expired on May 23, 2011.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 30, 2015 unless otherwise noted, with respect to the ownership of Common Shares by each person known by us to beneficially own 5% or more of our outstanding Common Shares. As of March 30, 2015, we were not aware of any persons who beneficially owned 5% or more of our Preferred Shares.

	Number of	Percentage of
	Common	Common Shares
Name and Address of Beneficial Owner	Shares Owned	Outstanding (1)

Charlesbank Equity Fund VII, Limited Partnership (2)	5,758,000	13.1%
200 Clarendon Street, 54th Floor
Boston, MA 02116

Dimensional Fund Advisors L.P. (3)	4,107,831	9.4%
Building One, 6300 Bee Cave Road
Austin, TX 78746

The Vanguard Group, Inc. (4)	3,422,670	7.8%
100 Vanguard Boulevard
Malvern, PA 19355

BlackRock Inc. (5)	3,265,571	7.5%
55 East 52nd Street
New York, NY 10022

The London Company (6)	2,856,187	6.5%
1801 Bayberry Court, Suite 301
Richmond, VA 23226

LSV Asset Management (7)	2,472,959	5.6%
155 N. Wacker Drive, Suite 4600
Chicago, IL 60606

Allianz Global Investors U.S. Holdings LLC (8)	2,279,957	5.2%
680 Newport Center Drive, Suite 250
Newport Beach, CA 92660

Donald Smith & Co., Inc. (9)	2,266,581	5.2%
152 West 57th Street
New York, NY 10019

(1)         Based on 43,799,253 Common Shares outstanding as of March 30, 2015.

(2)         Information based on a Form 4 filed with the SEC by Charlesbank Equity Fund VII, Limited Partnership on June 17, 2014. Mr. Eisenson is the CEO and a Managing Director of Charlesbank, the investment advisor to the Charlesbank Funds. See “Security Ownership of Management.”

(3)         Information based on a Schedule 13G/A, as of December 31, 2014, filed with the SEC by Dimensional Fund Advisors L.P. on February 5, 2015.

(4)         Information based on a Schedule 13G/A, as of December 31, 2014, filed with the SEC by The Vanguard Group, Inc. on February 11, 2015.

(5)        Information based on a Schedule 13G, as of December 31, 2014, filed with the SEC by BlackRock Inc. on February 2, 2015.

(6)         Information based on a Schedule 13G/A, as of December 31, 2014, filed with the SEC by The London Company on February 13, 2015.

(7)         Information based on a Schedule 13G, as of December 31, 2014, filed with the SEC by LSV Asset Management on February 12, 2015.

(8)         Information based on a Schedule 13G, as of December 31, 2014, filed with the SEC by Allianz Global Investors U.S. Holdings LLC on February 13, 2015.

(9)         Information based on a Schedule 13G, as of December 31, 2014, filed with the SEC by Donald Smith & Co., Inc. on February 3, 2015.

Security Ownership of Management

The following table sets forth information, as of March 30, 2015, with respect to the beneficial ownership of Common Shares and Preferred Shares by each of our directors and our Principal Executive Officer, our Principal Financial Officer and our three other most highly compensated executive officers and by all of our directors and executive officers as a group. None of the Common Shares or Preferred Shares shown as beneficially owned by our directors and executive officers are known to have been pledged as collateral.

	Number of	Percentage of	Number of	Percentage of
	Common	Common Shares	Preferred	Preferred Shares
Name of Beneficial Owner (1)	Shares Owned	Outstanding (2)	Shares Owned	Outstanding (2)

John G. Bruton	11,000	*	—	*
Richard M.M. Chattock	72,103	*	—	*
Morgan W. Davis	33,840	*	—	*
Michael R. Eisenson (3)	5,758,000	13.1%	—	*
Christopher L. Harris	508,321	1.2%	5,000	*
Henry R. Keizer	3,300	*	3,700	*
Nicholas C. Marsh	2,600	*	—	*
Michael S. Paquette	121,520	*	—	*
William Pollett	81,648	*	—	*
Christopher T. Schaper	96,672	*	—	*
John F. Shettle, Jr.	16,465	*	—	*
Candace L. Straight	13,716	*	—	*
Susan J. Sutherland	5,000	*	2,700	*
Anthony Taylor	661,550	1.5%	42,000	*
Ian M. Winchester	46,300	*	9,500	*
All directors, director nominees and executive officers as a group (18 persons)	7,597,364	17.3%	62,900	1.0%

*                 Represents less than 1.0% of our outstanding Common Shares and Preferred Shares. Beneficial ownership is determined in accordance with Rule 13d-3(d)(1) of the Exchange Act, meaning that RSU vesting within sixty days of such date are deemed to be Common Shares outstanding for computing the percentage held by each person or entity listed, but are not deemed outstanding for computing the percentage held by any other person or entity.

(1)         The address of each of the beneficial owners identified is Montpelier House, 94 Pitts Bay Road, Pembroke HM08, Bermuda.

(2)         Based on 43,799,253 Common Shares and 6,000,000 Preferred Shares outstanding as of March 30, 2015.

(3)         Mr. Eisenson is the CEO and a Managing Director of Charlesbank, the investment advisor to the Charlesbank Funds (the registered owners of these Common Shares). Mr. Eisenson serves as the representative of the Charlesbank Funds on the Board and disclaims beneficial ownership of these Common Shares, except to the extent of his pecuniary interest therein.

Item 13.             Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

All relationships and transactions between the Company and any of our directors, executive officers or their immediate family members are reviewed to determine whether such persons have a direct or indirect material interest therein. Responsibility for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for the determination, based on facts and circumstances, as to whether the Company or a related person has a direct or indirect material interest lies primarily with our legal department. The Company has a written related person transaction policy. This document is available on the Company’s web site at (www.montpelierre.bm > Corporate Governance > Governance Documents > Related Person Transaction Policy).

As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in the Company’s Proxy Statement. In addition, our Audit Committee reviews and approves or ratifies any related person transaction that must be disclosed. In the course of its review, the relevant committee considers:

•                  the nature of the related person’s interest in the transaction;

•                  the material terms of the transaction, including, without limitation, the amount and type of the transaction;

•                  whether the transaction would impair the judgment of a director or executive officer in acting in the best interests of the Company;

•                  the importance of the transaction to the related person; and

•                  any other matters it deems appropriate.

Any member of the relevant committee or sub-committee who is a related person with respect to a transaction under review may not participate in the deliberations or any vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee or sub-committee that considers the transaction.

We have entered into transactions with parties that are related to the Company. We believe that each of these transactions, as described below, was made on terms no less favorable to us than we could have obtained from unrelated parties.

BCRH

BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its subsidiaries Blue Capital Re and Blue Capital Re ILS. The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML. BCML uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. In addition, Blue Water Re, our wholly-owned special purpose insurance vehicle, is a significant source of reinsurance business for BCRH.

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

In addition to their roles and responsibilities with the Company, Mr. Pollett serves as CEO and a director of BCRH, Mr. Paquette serves as CFO of BCRH and Mr. Harris serves as Chairman of the Board of Directors of BCRH.

All of the compensation to which Messrs. Pollett and Harris are entitled as directors of BCRH has been assigned and paid directly to Montpelier.

Montpelier provides services to BCRH and its subsidiaries through the following arrangements:

BW Retrocessional Agreement. Through the BW Retrocessional Agreement December 31, 2013, between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with BCRH’s underwriting guidelines. Pursuant to the BW Retrocessional Agreement, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third-party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.

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

Pursuant to the Investment Management Agreement, BCML is entitled to a management fee (the “Management Fee”) of 1.5% of BCRH’s average total shareholders’ equity per annum, calculated and payable in arrears in cash each quarter that the Investment Management Agreement is in effect. For purposes of calculating the Management Fee, BCRH’s total shareholders’ equity means: (1) the net proceeds from all issuances of BCRH’s equity securities since its inception (allocated on a pro rata daily basis for such issuances during the quarter of any such issuance), plus (2) BCRH’s retained earnings as of the end of its most recently completed quarter (without taking into account any non-cash compensation expense it incurred in current or prior periods), minus (3) any amount that BCRH may have paid to repurchase its common shares on a cumulative basis since its inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted BCRH’s shareholders’ equity as reported in its financial statements prepared in accordance with GAAP, other than unrealized gains and losses and other non-cash items relating to insurance-linked securities, and (y) one-time events pursuant to changes in GAAP after discussions between BCML and BCRH’s independent directors and approval by both a majority of BCRH’s independent directors and BCML for all such adjustments.

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

Pursuant to the Underwriting and Insurance Management Agreement, BCML is entitled to a performance fee (the “Performance Fee”) calculated and payable in arrears in cash each quarter that the Underwriting and Insurance Management Agreement is in effect in an amount, not less than zero, equal to the product of (1) 20% and (2) the difference between (A) BCRH’s pre-tax, pre-Performance Fee Distributable Income for the then current quarter and (B) a hurdle amount calculated as the product of (i) the weighted average of the issue price per BCRH common share issued pursuant to each of its public or private offerings of common shares since its inception multiplied by the weighted average number of all common shares outstanding (including any common share equivalents), as further reduced by the amount, if any, by which BCRH’s inception-to-date dividends to its shareholders exceeds its inception-to-date GAAP net income, and (ii) 2% (equivalent to an 8% annualized hurdle rate); provided, however, that the foregoing Performance Fee is subject to a rolling three-year high water mark (except that for periods prior to the completion of the three-year period following the IPO, the high water mark calculation will be done over the inception-to-date period).

“Distributable Income,” a non-GAAP measure, means BCRH’s GAAP net income excluding any non-cash compensation expense, unrealized gains and losses and other non-cash items recorded in its net income for the period.

Administrative Services Agreement. BCRH has entered into an Administrative Services Agreement with BCML, as amended on November 13, 2014 (the “Administrative Services Agreement”). Pursuant to the terms of the Administrative Services Agreement, BCML provides BCRH with support services, including the services of Messrs. Pollett and Paquette, as well as finance and accounting, internal audit, claims management and policy wording, modeling software licenses, office space, information technology, human resources and administrative support.

BCRH and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of the IPO, whether or not BCML’s performance is satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of BCML), BCRH and/or its subsidiaries must pay a one-time termination fee to BCML equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $9.0 million as of December 31, 2014).

During 2014, Montpelier earned a total of $2.6 million and $0.6 million pursuant to services we provided to BCRH and its subsidiaries under the Investment Management Agreement and the Administrative Services Agreement, respectively. Montpelier earned less than $0.1 million during 2014 pursuant to the Underwriting and Insurance Management Agreement.

During 2013, Montpelier earned a total of $0.4 million and $0.1 million pursuant to services we provided to BCRH and its subsidiaries under the Investment Management Agreement and the Administrative Services Agreement, respectively. Montpelier did not earn any amounts in 2013 pursuant to the Underwriting and Insurance Management Agreement.

As of December 31, 2014 and 2013, BCRH and its subsidiaries owed us $0.5 million for the services we performed pursuant to the aforementioned agreements.

BCRH Credit Agreement. In May 2014 BCRH entered into the BCRH Credit Agreement which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Montpelier serves as a guarantor of BCRH’s obligations under the BCRH Credit Agreement and receives an annual guarantee fee from BCRH equal to 0.125% of the facility’s total capacity.

Director Independence

Members of the Audit Committee and the Compensation Committee must meet all applicable independence tests as defined by the NYSE, the SEC and the Company’s Categorical Standards for Director Independence as adopted by the Board.

The Board and the Compensation Committee have reviewed the responses of directors and director nominees to a questionnaire asking about their direct and indirect relationships with the Company (including those of their immediate family members) and other potential conflicts of interest, as well as pertinent materials provided by management related to transactions, relationships or arrangements between the Company and the directors or director nominees or parties related thereto.

The Board has concluded that each of the Company’s directors and director nominees, other than Mr. Harris, are independent in accordance with the director independence standards of the NYSE and the Company’s Independence Standards and that none of the Company’s directors and director nominees, other than Mr. Harris, has a material relationship with the Company that would impair his or her independence from management or otherwise compromise his or her ability to act as an independent director. Only Mr. Harris, by virtue of his current management position with the Company, is not considered to be an independent director. Accordingly, the majority of the Board is comprised of independent directors.

Item 14. Principal Accountant Fees and Services

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

The following table presents fees billed for professional services rendered by PricewaterhouseCoopers Ltd. during 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit Fees (1)	$2,246,446	$2,216,700
Audit-Related Fees (2)	—	10,200
Tax Fees (3)	30,000	79,500
All Other Fees (4)	10,500	17,000
Total Fees (5)	$2,286,946	$2,323,400

(1)         Represents services in connection with: (i) the audit of the Company’s annual consolidated financial statements, including internal controls over its financial reporting, as set forth in its Annual Reports on Form 10-K; (ii) reviews of the Company’s quarterly consolidated financial statements, as set forth in its Quarterly Reports on Form 10-Q; (iii) with respect to 2013, audit services in connection with the IPO; (iv) audits of the Company’s subsidiaries that are required by statute or regulation; and (v) services that only the Company’s independent registered public accounting firm reasonably can provide.

(2)         Audit-related fees for 2013 represent services associated with Lloyd’s required procedures involving a U.K. Liability Register (the “U.K. Register”).

(3)        Represents tax compliance, tax advisory and tax planning services.

(4)         All other fees for 2014 and 2013 represent subscriptions to the PricewaterhouseCoopers Ltd. annual Bermuda compensation survey and an online accounting research tool.

(5)         Audit fees for 2014 and 2013 exclude $77,250 and $81,682, respectively, of audit and consent fees related to the BCGR Listed Fund. Audit-related fees for 2014 exclude $132,000 of fees associated with secondary offerings involving the ordinary shares of the BCGR Listed Fund. Tax fees for 2014 exclude $3,600 of fees relating to the BCGR Listed Fund. The Board of Directors of the BCGR Listed Fund consists solely of independent directors and we do not consolidate the net assets or operations of the BCGR Listed Fund within our consolidated financial statements.

The Audit Committee has considered whether the provision of non-audit services by PricewaterhouseCoopers Ltd. is compatible with maintaining its independence with respect to the Company and has determined that the provision of the specified non-audit services is consistent and compatible with PricewaterhouseCoopers Ltd. maintaining its independence.

Pre-Approval Policies and Procedures

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the independent registered public accounting firm during the year and, pursuant to this policy, the Audit Committee pre-approved all (100%) of such services for the year ended December 31, 2014. The Audit Committee pre-approves services by authorizing specific projects within the categories outlined below, subject to the budget for each category. The Audit Committee Charter permits the Audit Committee to delegate authority to one or more members, including the Chair, when appropriate, with respect to granting pre-approvals of audit and permitted non-audit services, provided that decisions of such members to grant pre-approvals must be presented to, and ratified by, the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.              Exhibits and Financial Statement Schedules

(a)                 Documents Filed as Part of the Report

The financial statements, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 129 of this report. A listing of all exhibits filed as part of the report appear on pages 123 through 127 of this report.

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

Exhibit
Number	Description of Document

10.25	Montpelier Re Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.26	The Company’s 2007 Long-Term Incentive Plan as amended May 23, 2007 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 28, 2008).

10.27	The Company’s 2007 Long-Term Incentive Plan, Amendment No. 1 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2010).

10.28	The Company’s 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2012).

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

10.42	The Company’s 2011 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2011).

10.43	The Company’s 2012 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2012).

10.44	The Company’s 2013 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report filed on Form 10-K filed February 25, 2013).

Exhibit
Number	Description of Document

10.45	The Company’s 2014 Annual Bonus Plan. (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report filed on Form 10-K filed February 26, 2014).

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

Exhibit
Number	Description of Document

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

101

The following materials from the Company’s Report on Form 10-K/A for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012; and (iv) the Notes to the Consolidated Financial Statements (*)

Pursuant to Item 602(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of our debt are not filed and, in lieu thereof, we agree to furnish copies to the SEC upon request.

(c)      Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K/A as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 129 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD.

Date: March 31, 2015	By:	/s/ MICHAEL S. PAQUETTE
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

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K/A has been signed by the following persons in the capacities indicated on the 31st day of March, 2015.

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
Ian M. Winchester

Index to Consolidated Financial Statements and Financial Statement Schedules

Form
10-K/A
page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-1

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2014, 2013 and 2012	F-2

Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2014, 2013 and 2012	F-3

Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012	F-4

Notes to Consolidated Financial Statements	F-5

Other Financial Information:

Management’s Responsibility For Financial Statements	F-48

Management’s Annual Report on Internal Control Over Financial Reporting	F-48

Report of Independent Registered Public Accounting Firm	F-49

Selected Quarterly Financial Data (unaudited)	F-50

Financial Statement Schedules:

I. Summary of Investments - Other than Investments in Related Parties	FS-1

II. Condensed Financial Information of the Registrant	FS-2

III. Supplementary Insurance Information	FS-4

IV. Reinsurance	FS-5

V. Valuation and Qualifying Accounts	*

VI. Supplemental Information Concerning Property and Casualty Insurance Operations	FS-6

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