Form 10-Q
period 2015-03-31
MONTPELIER RE HOLDINGS LTD
filed 2015-05-04
CIK 1165880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2015, the registrant had 43,799,253 common shares outstanding with a par value of 1/6 cent per share (“Common Shares”).

MONTPELIER RE HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
(In millions of U.S. dollars, except share amounts)	2015	2014
Assets
Fixed maturity investments, at fair value (amortized cost: $1,927.0 and $1,902.9)	$1,938.6	$1,901.0
Equity securities, at fair value (cost: $178.9 and $163.8)	184.4	173.1
Other investments (cost: $610.2 and $642.4)	606.8	642.0
Total investments	2,729.8	2,716.1
Cash and cash equivalents	616.4	447.7
Restricted cash	4.2	26.6
Reinsurance recoverable on unpaid losses	48.8	48.7
Reinsurance recoverable on paid losses	4.9	7.1
Insurance and reinsurance premiums receivable	253.8	206.5
Unearned reinsurance premiums ceded	50.4	24.0
Deferred insurance and reinsurance acquisition costs	58.2	53.3
Accrued investment income	9.7	11.5
Unsettled sales of investments	183.1	51.1
Other assets	33.6	36.5

Total Assets	$3,992.9	$3,629.1
Liabilities
Loss and loss adjustment expense reserves	$751.4	$775.7
Debt	403.3	407.3
Unearned insurance and reinsurance premiums	350.3	275.4
Insurance and reinsurance balances payable	67.2	48.0
Investment securities sold short, at fair value	169.3	76.2
Unsettled purchases of investments	240.3	68.8
Accounts payable, accrued expenses and other liabilities	42.2	63.2

Total Liabilities	2,024.0	1,714.6

Commitments and Contingent Liabilities (See Note 10)	—	—

Shareholders’ Equity
Non-cumulative preferred shares (“Preferred Shares”) - issued 6,000,000 shares	150.0	150.0
Common Shares, at par value - issued 45,113,841 shares	0.1	0.1
Additional paid-in capital	742.8	744.4
Common Shares held in treasury at cost; 1,314,588 and 1,494,717 shares	(25.6)	(31.0)
Retained earnings	832.1	789.5
Accumulated net foreign currency translation losses	(6.3)	(4.8)

Total Shareholders’ Equity available to the Company	1,693.1	1,648.2

Non-controlling interests	275.8	266.3

Total Shareholders’ Equity	1,968.9	1,914.5

Total Liabilities and Shareholders’ Equity	$3,992.9	$3,629.1

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Month Periods Ended
	March 31,
(In millions of U.S. dollars, except per share amounts)	2015	2014
Revenues
Gross insurance and reinsurance premiums written	$253.4	$273.5
Ceded reinsurance premiums	(48.2)	(36.4)

Net insurance and reinsurance premiums written	205.2	237.1
Change in net unearned insurance and reinsurance premiums	(54.5)	(80.3)

Net insurance and reinsurance premiums earned	150.7	156.8
Net investment income	9.8	12.9
Net realized and unrealized investment gains	13.8	22.7
Net foreign currency gains (losses)	6.2	(1.8)
Net loss from derivative instruments	(3.5)	(5.1)
Other revenues	1.4	0.3

Total revenues	178.4	185.8
Expenses
Underwriting expenses:
Loss and loss adjustment expenses	47.7	27.4
Insurance and reinsurance acquisition costs	27.6	24.8
General and administrative expenses	28.9	26.8
Non-underwriting expenses:
Interest and other financing expenses	4.7	4.7
Other expenses	4.8	—

Total expenses	113.7	83.7

Income before income taxes	64.7	102.1
Income tax benefit (provision)	(1.0)	0.1

Net income	63.7	102.2

Net income attributable to non-controlling interests	(8.3)	(9.0)

Net income available to the Company	55.4	93.2

Dividends declared on Preferred Shares	(3.3)	(3.3)

Net income available to the Company’s common shareholders	$52.1	$89.9

Net income	$63.7	102.2

Change in accumulated net foreign currency translation losses	(1.5)	0.2

Comprehensive income	62.2	102.4

Net income attributable to non-controlling interests	(8.3)	(9.0)

Comprehensive income available to the Company	$53.9	$93.4

Basic and diluted earnings per Common Share	$1.15	$1.84
Dividends declared per Common Share and RSU	0.20	0.125

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Month Periods Ended March 31, 2015 and 2014

Unaudited

							Accum. net
							foreign
	Total		Common	Additional	Common		currency	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	translation	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interests

Opening balances at January 1, 2015	$1,914.5	$150.0	$0.1	$744.4	$(31.0)	$789.5	$(4.8)	$266.3

Net income	63.7	—	—	—	—	55.4	—	8.3
Net change in foreign currency translation	(1.5)	—	—	—	—	—	(1.5)	—
Issuances of Common Shares from treasury	—	—	—	(4.9)	5.4	(0.5)	—	—
Expense recognized for RSUs	4.8	—	—	4.8	—	—	—	—
RSUs withheld for income taxes	(1.5)	—	—	(1.5)	—	—	—	—
Net contributions from non-controlling interests	6.8	—	—	—	—	—	—	6.8
Dividends declared - non-controlling interests	(5.6)	—	—	—	—	—	—	(5.6)
Dividends declared - Common Shares and RSUs	(9.0)	—	—	—	—	(9.0)	—	—
Dividends declared - Preferred Shares	(3.3)	—	—	—	—	(3.3)	—	—

Ending balances at March 31, 2015	$1,968.9	$150.0	$0.1	$742.8	$(25.6)	$832.1	$(6.3)	$275.8

							Accum. net
							foreign
	Total		Common	Additional	Common		currency	Non-
	shareholders’	Preferred	Shares, at	paid-in	Shares held	Retained	translation	controlling
(In millions of U.S. dollars)	equity	Shares	par value	capital	in treasury	earnings	loss	interests

Opening balances at January 1, 2014	$1,887.0	$150.0	$0.1	$900.5	$(18.9)	$612.8	$(2.4)	$244.9

Net income	102.2	—	—	—	—	93.2	—	9.0
Net change in foreign currency translation	0.2	—	—	—	—	—	0.2	—
Repurchases of Common Shares	(70.3)	—	—	(66.3)	(4.0)	—	—	—
Issuances of Common Shares from treasury	—	—	—	(4.9)	3.9	1.0	—	—
Expense recognized for RSUs	3.0	—	—	3.0	—	—	—	—
RSUs withheld for income taxes	(1.8)	—	—	(1.8)	—	—	—	—
Net contributions from non-controlling interests	0.2	—	—	—	—	—	—	0.2
Dividends declared - non-controlling interests	(1.9)	—	—	—	—	—	—	(1.9)
Dividends declared - Common Shares and RSUs	(5.9)	—	—	—	—	(5.9)	—	—
Dividends declared - Preferred Shares	(3.3)	—	—	—	—	(3.3)	—	—

Ending balances at March 31, 2014	$1,909.4	$150.0	$0.1	$830.5	$(19.0)	$697.8	$(2.2)	$252.2

See Notes to Consolidated Financial Statements

MONTPELIER RE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Month Periods Ended
	March 31,
(In millions of U.S. dollars)	2015	2014

Cash flows from operations:
Net income	$63.7	$102.2
Charges (credits) to reconcile net income to net cash and cash equivalents provided from operations:
Net realized and unrealized investment gains	(13.8)	(22.7)
Net amortization and depreciation of assets and liabilities	2.8	2.9
Expense recognized for RSUs	4.8	3.0
Net change in:
Loss and loss adjustment expense reserves	(7.3)	(44.6)
Reinsurance recoverable on paid and unpaid losses	(11.9)	9.4
Unearned insurance and reinsurance premiums	81.4	95.8
Insurance and reinsurance balances payable	25.5	18.2
Unearned reinsurance premiums ceded	(26.9)	(15.5)
Deferred insurance and reinsurance acquisition costs	(6.5)	(9.7)
Insurance and reinsurance premiums receivable	(52.0)	(69.7)
Other assets	2.6	(0.3)
Accounts payable, accrued expenses and other liabilities	(18.2)	(14.5)
Other	(0.7)	0.6
Net cash and cash equivalents provided from operations	43.5	55.1

Cash flows from investing activities:
Purchases of fixed maturity investments	(933.1)	(1,722.7)
Purchases of equity securities	(230.9)	(228.6)
Purchases of other investments	(43.2)	(325.0)
Sales, maturities, calls and pay downs of fixed maturity investments	1,029.4	1,739.6
Sales of equity securities	220.9	171.9
Sales and redemptions of other investments	77.1	253.6
Net settlements of investment-related derivative instruments	(1.1)	(3.9)
Net investments in reverse repurchase agreements	—	(39.6)
Net change in restricted cash	22.4	59.3
Payment of accrued investment performance fees	—	(4.1)
Acquisitions of capitalized assets	(1.8)	(0.3)
Net cash and cash equivalents provided from (used for) investing activities	139.7	(99.8)

Cash flows from financing activities:
Repurchases of Common Shares	—	(66.2)
Net contributions from non-controlling interests	6.8	—
Net proceeds from repurchase agreements	—	397.4
Repayments of borrowings under the BCRH Credit Agreement	(4.0)	—
Dividends paid - non-controlling interests	(3.8)	—
Dividends paid - Common Shares	(8.9)	(6.2)
Dividends paid - Preferred Shares	(3.3)	(3.3)
Net cash and cash equivalents (used for) provided from financing activities	(13.2)	321.7

Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(1.3)	2.0

Net increase in cash and cash equivalents during the period	168.7	279.0
Cash and cash equivalents - beginning of year	447.7	468.4
Cash and cash equivalents - end of period	$616.4	$747.4

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

The unaudited consolidated financial statements incorporated in this report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including all amendments thereto, (the “2014 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, these interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated financial statements may not be indicative of financial results for the full year.  The December 31, 2014 condensed balance sheet data was derived from audited consolidated financial statements, but does not include all of the disclosures required by GAAP.

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

Merger Agreement

On March 31, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Endurance Specialty Holdings Ltd., a Bermuda exempted company (“Endurance”), and Millhill Holdings Ltd., a Bermuda exempted company and wholly-owned subsidiary of Endurance (“Millhill”). Subject to the terms and conditions of the Merger Agreement, the Company will be merged with and into Millhill (the “Merger”), with Millhill surviving the Merger as a wholly-owned subsidiary of Endurance.

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, shareholders of the Company will be entitled to receive consideration of 0.472 common shares of Endurance and $9.89 in cash per Common Share. The cash portion of the consideration will be funded through a pre-closing dividend to be paid by the Company.  Following completion of the transaction, the Company’s existing common shareholders will own approximately 32% of Endurance’s outstanding common shares.

The Company intends to redeem its Preferred Shares in connection with the Merger for $26.00 per share plus declared and unpaid dividends, if any, to the date of the redemption, in accordance with the Certificate of Designation of the Preferred Shares. See Note 7.

The Merger is subject to the approval of the Company’s and Endurance’s common shareholders, regulatory approvals and other customary closing conditions. There can be no assurance that: (i) all such closing conditions will be satisfied; and (ii) the Merger will ultimately be completed.

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

Detailed financial information about the Company’s reportable segments for each of the periods presented herein is presented in Note 8.  The activities of the Company, certain intermediate holding and service companies, intercompany eliminations relating to inter-segment reinsurance agreements and support services and the business retained upon the Company’s 2011 sale (the “MUSIC Sale”) of Montpelier U.S. Insurance Company (“MUSIC”) to Selective Insurance Group, Inc. (“Selective”), collectively referred to as “Corporate and Other”, are also presented in Note 8.

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

MUI, the Company’s wholly-owned subsidiary based in Chicago, Illinois, serves as a Lloyd’s Coverholder, meaning that it is authorized to enter into insurance and reinsurance contracts and/or issue documentation on behalf of Syndicate 5151. MUI underwrites facultative reinsurance business through managing general agents and intermediaries.

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

BCRH is a Bermuda-based exempted limited liability holding company which provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries Blue Capital Re Ltd. (“Blue Capital Re”) and Blue Capital Re ILS Ltd. (“Blue Capital Re ILS”). The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML, and each uses Montpelier’s reinsurance underwriting expertise and infrastructure to conduct its business. BCRH commenced its operations in November 2013 pursuant to an initial public offering (the “BCRH IPO”) and its common shares are listed on the New York Stock Exchange, under the symbol BCRH, and the Bermuda Stock Exchange, under the symbol BCRH BH.  As of March 31, 2015 and December 31, 2014, Montpelier owned 33.3% of BCRH’s outstanding common shares.

BCRH is considered a “variable interest entity” under GAAP and the Company has determined that it is BCRH’s primary beneficiary. As a result, the Company fully consolidates the assets, liabilities and operations of BCRH and its subsidiaries within its consolidated financial statements and Collateralized Reinsurance segment disclosures. The interests in BCRH and its subsidiaries which are attributable to third-party investors are reported within the Company’s consolidated financial statements as non-controlling interests.  See “Non-Controlling Interests” in this Note 1.

Blue Capital Global Reinsurance Fund Limited (the “BCGR Listed Fund”) is a closed-ended mutual fund incorporated in Bermuda that serves as the feeder fund for the BCGR Cell.  The BCGR Listed Fund commenced its operations in October 2012 and its ordinary shares are listed on the Specialist Fund Market of the London Stock Exchange, under the symbol BCGR, and on the Bermuda Stock Exchange, under the symbol BCGR.BH.  As of March 31, 2015 and December 31, 2014, Montpelier owned 25.1% of the BCGR Listed Fund’s ordinary shares.

The BCGR Listed Fund is considered a “voting interest entity” under GAAP and, because Montpelier Re owns less than 50% of its outstanding ordinary shares, the Company does not consolidate the BCGR Listed Fund’s assets, liabilities or operations within its consolidated financial statements or Collateralized Reinsurance segment disclosures.  However, the BCGR Cell and Blue Water Re are considered variable interest entities under GAAP and the Company has determined that it is the primary beneficiary of these entities.  Therefore, as funds held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company’s consolidated financial statements and Collateralized Reinsurance segment disclosures. Conversely, as funds previously deployed by the BCGR Listed Fund and the BCGR Cell into Blue Water Re are returned to the BCGR Listed Fund, they are no longer included in the Company’s consolidated financial statements or its Collateralized Reinsurance segment disclosures.

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

Premiums receivable are recorded at amounts due less any provision for doubtful accounts.  As of March 31, 2015 and December 31, 2014, Montpelier’s allowance for doubtful accounts was $3.7 million.

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

The following rates of exchange to the U.S. dollar were used to translate the results of Montpelier’s U.K. operations:

Currency	Opening Rate January 1, 2015	Closing Rate March 31, 2015	Opening Rate January 1, 2014	Closing Rate March 31, 2014
British Pound (GBP)	1.5559	1.4895	1.6559	1.6665

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

Cash and Cash Equivalents

Cash and cash equivalents of $616.4 million as of March 31, 2015 (consisting of unrestricted cash and fixed income investments with maturities of less than three months, as measured from the date of purchase), were comprised of: (i) $462.3 million earmarked for, and held in, trusts supporting the Company’s Collateralized Reinsurance operations; (ii) $121.1 million held by Montpelier’s investment advisors; (iii) $25.9 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $7.1 million held for other obligations. Cash and cash equivalents of $447.7 million as of December 31, 2014 were comprised of: (i) $298.0 million supporting the Company’s Collateralized Reinsurance operations; (ii) $113.7 million held by Montpelier’s investment advisors; (iii) $25.9 million held for operating expenses, including a provision for losses that may become due for payment on short notice; and (iv) $10.1 million held for other obligations.

Restricted Cash

Restricted cash of $4.2 million at March 31, 2015 consisted solely of collateral supporting investment securities sold short and open derivative positions. Restricted cash of $26.6 million at December 31, 2014 consisted of $6.9 million of collateral supporting investment securities sold short and open derivative positions and $19.7 million of foreign deposit accounts held at Lloyd’s.

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

Some of Montpelier’s investment managers are entitled to performance fees determined as a percentage of their portfolio’s net total return achieved over specified periods. Montpelier’s net realized and unrealized investment gains or losses and net income or loss from derivative instruments are presented net of any associated performance fees.  Montpelier incurred performance fees related to investments of zero and $1.5 million during the three month periods ended March 31, 2015 and 2014, respectively. Montpelier incurred (reversed) performance fees related to investment-related derivatives of zero and $(0.7) million during the three month periods ended March 31, 2015 and 2014, respectively.

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

A repurchase agreement, which is essentially a form of short-term borrowing, involves the sale of an investment security to a third-party buyer with the proviso that the seller (Montpelier in this instance) will repurchase the same security from the same party for an agreed-upon price on a specified future date.  As of March 31, 2015 and December 31, 2014, Montpelier did not have any open repurchase agreements.

A reverse repurchase agreement, which is essentially a form of short-term lending, involves the purchase of an investment security from a third-party seller with the proviso that the buyer (Montpelier in this instance) will sell the same security to the same party for an agreed-upon price on a specified future date.  As of March 31, 2015 and December 31, 2014, Montpelier did not have any open reverse repurchase agreements.

Common Shares Held in Treasury

The Company’s common shares held in treasury are carried at cost and any resulting gain or loss on subsequent issuances is determined on a last-in, first-out basis.  As of March 31, 2015, the Company’s $8.5 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet. As of December 31, 2014, the Company’s $8.1 million inception to-date loss from issuances of its treasury shares has been recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet.  See Note 7.

Funds Withheld

Funds withheld by reinsured companies represent insurance balances retained by ceding companies in accordance with contractual terms. Montpelier typically earns investment income on these balances during the period the funds are held. As of March 31, 2015 and December 31, 2014, funds withheld balances of $7.2 million and $7.6 million, respectively, were recorded within other assets on the Company’s Consolidated Balance Sheets.

Non-Controlling Interests

The following table summarizes the movements in non-controlling interests during the three month periods ended March 31, 2015 and 2014:

	Three Month Periods
	Ended March 31,
	2015	2014
Non-controlling interests - beginning	$266.3	$244.9
Income attributable to third-party investments in the BCGR Cell	4.6	4.7
Income attributable to third-party investments in BCRH	3.7	4.3
Net income attributable to non-controlling interests	8.3	9.0
Net third-party investments in the BCGR Cell	6.8	0.2
Dividends declared by BCRH attributable to non-controlling interests	(5.6)	(1.9)
Non-controlling interests - ending	$275.8	$252.2

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to have a material impact on the presentation of the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations and Comprehensive Income.

NOTE 2.  Loss and LAE Reserve Movements

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

The following table summarizes Montpelier’s current and prior year loss and LAE reserve movements for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods
	Ended March 31,
	2015	2014
Gross unpaid loss and LAE reserves - beginning	$775.7	$881.6
Reinsurance recoverable on unpaid losses - beginning	(48.7)	(63.6)
Net unpaid loss and LAE reserves - beginning	727.0	818.0
Losses and LAE incurred:
Current year losses	73.3	62.6
Prior year losses	(25.6)	(35.2)
Total incurred losses and LAE	47.7	27.4
Net foreign currency translation movements on loss and LAE reserves	(16.6)	2.1
Losses and LAE paid and approved for payment:
Current year losses	(1.3)	(2.3)
Prior year losses	(54.2)	(61.1)
Total losses and LAE paid and approved for payment	(55.5)	(63.4)
Net unpaid loss and LAE reserves - ending	702.6	784.1
Reinsurance recoverable on unpaid losses - ending	48.8	55.0
Gross unpaid loss and LAE reserves - ending	$751.4	$839.1

Prior Year Loss and LAE Development — three month period ended March 31, 2015

During the three month period ended March 31, 2015, Montpelier experienced $25.6 million in net favorable development on prior year loss and LAE reserves relating primarily to the following events and factors:

•                            2010 and 2011 New Zealand earthquakes ($6.1 million decrease),

•                            Casualty losses relating to multiple prior years, primarily 2008-2012 ($3.4 million decrease),

•                            2011 Japanese earthquake ($2.5 million decrease), and

•                            2005 Hurricane Wilma ($1.6 million decrease).

In addition, claims reported to Montpelier during the first quarter of 2015 indicated that IBNR for natural catastrophe losses it initially recorded during 2014 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by $6.7 million.

The remaining net favorable development on prior year loss and LAE reserves recognized during this period (other than that relating to foreign currency movements, as described below) related to several smaller adjustments made across multiple classes of business.

Prior Year Loss and LAE Development — three month period ended March 31, 2014

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

The remaining net favorable development on prior year loss and LAE reserves recognized during this period (other than that relating to foreign currency movements, as described below) related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier’s prior year losses and LAE incurred include foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $(4.0) million and $0.5 million during the three month periods ended March 31, 2015 and 2014, respectively.  Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier’s loss and LAE reserves include foreign currency translation gains (losses) of $16.6 million and $(2.1) million during the three month periods ended March 31, 2015 and 2014, respectively.  Since these foreign currency translation gains (losses) are reported as decreases (increases) in Montpelier’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its underwriting results or its underwriting ratios.

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

Earned reinsurance premiums ceded were $21.1 million and $20.8 million for the three month periods ended March 31, 2015 and 2014, respectively.  Net increases (decreases) in estimated ultimate reinsurance recoveries included in loss and LAE were $5.5 million and $(3.4) million for the three month periods ended March 31, 2015 and 2014, respectively.  Changes in estimated ultimate reinsurance recoveries are primarily the result of changes in the estimated gross losses incurred. In addition to loss recoveries, certain of Montpelier’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for forgone no-claims bonuses, which are incurred when losses are ceded to these reinsurance contracts.

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

The A.M. Best ratings of Montpelier’s reinsurers related to reinsurance recoverable on paid and unpaid losses as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
Rating	Amount	% of Total	Amount	% of Total
A++	$0.1	2%	$0.1	1%
A+	2.8	57	2.8	40
A	1.3	27	3.2	45
Unrated by A.M. Best	0.7	14	1.0	14
Total reinsurance recoverable on paid losses	$4.9	100%	$7.1	100%

	March 31, 2015		December 31, 2014
Rating	Amount	% of Total	Amount	% of Total
A++	$0.3	1%	$0.3	1%
A+	23.5	47	21.8	44
A	18.5	38	18.8	39
A-	1.3	3	2.2	5
Unrated by A.M. Best	5.2	11	5.6	11
Total reinsurance recoverable on unpaid losses	$48.8	100%	$48.7	100%

Montpelier’s unrated reinsurance recoverables as of March 31, 2015 and December 31, 2014 relate to reinsurers that have either: (i) fully-collateralized the reinsurance obligation; (ii) a Standard & Poor’s financial strength rating equivalent to an A.M. Best rating of “A-” (Excellent) or better; or (iii) subsequently entered run-off but are considered by management to be financially sound.

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

As of March 31, 2015, Montpelier had no ongoing material insurance or reinsurance contract disputes.

NOTE 4.  Investments

Fixed Maturity Investments and Equity Securities

The table below shows the aggregate cost (or amortized cost) and fair value of Montpelier’s fixed maturity investments and equity securities, by investment type, as of the dates indicated:

	March 31, 2015		December 31, 2014
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed maturity investments:
Corporate debt securities	$756.2	$759.6	$853.6	$848.2
Residential mortgage-backed securities	367.3	371.1	194.8	196.8
Debt securities issued/sponsored by the U.S. Treasury and its agencies	292.7	294.2	408.3	408.7
Commercial mortgage-backed securities	99.5	100.6	100.7	101.4
Debt securities issued by non-U.S. governments and their agencies	89.3	89.4	99.0	98.7
Debt securities issued by U.S. states and political subdivisions	14.1	14.3	19.4	19.4
Other asset-backed obligations	307.9	309.4	227.1	227.8
Total fixed maturity investments	$1,927.0	$1,938.6	$1,902.9	$1,901.0
Equity securities:
Exchange-listed funds	$178.7	$184.2	$150.3	$159.4
Other	0.2	0.2	13.5	13.7
Total equity securities	$178.9	$184.4	$163.8	$173.1

As a provider of insurance and reinsurance for natural and man-made catastrophes, Montpelier could be required to pay significant losses on short notice.  As a result, its asset allocation is predominantly oriented toward cash and high-quality fixed maturity securities, cash equivalents and other investments with a short average duration. This asset allocation is designed to reduce Montpelier’s sensitivity to interest rate fluctuations and provide a secure level of liquidity for the settlement of its liabilities as they arise.  As of March 31, 2015, the average duration of Montpelier’s investment portfolio, including cash and cash equivalents, was 1.0 year (inclusive of relevant derivative and short positions).

As of March 31, 2015, 72% of Montpelier’s fixed maturity investments were either rated “A” (Strong) or better by Standard & Poor’s (or an equivalent rating with another recognized rating agency) or represented U.S. government or U.S. government-sponsored enterprise securities, 10% were rated “BBB” (Good) by Standard & Poor’s (or an equivalent rating with another recognized rating agency) and 18% were either unrated or rated below “BBB” (or an equivalent rating with another recognized rating agency).

In addition to the investment securities presented above, Montpelier had open short fixed maturity positions of $169.3 million and $70.5 million as of March 31, 2015 and December 31, 2014, respectively.  Montpelier also had open short equity and investment option and future positions of zero and $5.7 million as of March 31, 2015 and December 31, 2014, respectively.  Net unrealized gains (losses) associated with Montpelier’s open short positions totaled $(1.2) million and $0.3 million as of March 31, 2015 and December 31, 2014, respectively.

Other Investments

The table below shows the aggregate cost and carrying value of Montpelier’s other investments, by investment type, as of the dates indicated:

	March 31, 2015		December 31, 2014
	Cost	Carrying Value	Cost	Carrying Value
Other investments carried at net asset value:
Investment funds and limited partnership interests	$524.6	$524.6	$586.2	$586.2
Investment in the BCGR Listed Fund	0.4	0.4	4.3	4.3
Total other investments at net asset value	$525.0	$525.0	$590.5	$590.5

Other investments carried at fair value:
Derivative instruments	$—	(0.5)	$—	2.1
CAT Bonds	2.0	2.0	1.9	2.0
Investment funds and limited partnership interests	83.2	80.3	50.0	47.4
Total other investments carried at fair value	$85.2	$81.8	$51.9	$51.5
Other investments	$610.2	$606.8	$642.4	$642.0

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

Montpelier’s interests in investment funds and limited partnerships relate to vehicles that invest in the following:

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

Montpelier’s investment in the BCGR Listed Fund at March 31, 2015 and December 31, 2014 represents the amount of its investment in the BCGR Listed Fund that had not been deployed into the BCGR Cell as of those dates.

Montpelier’s derivative instruments carried as other investments consisted of the Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures (long) and the LIBOR Swap as of March 31, 2015 and December 31, 2014.  See Note 6.

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

The following tables present Montpelier’s investments carried at fair value, categorized by the level within the hierarchy in which the fair value measurements fall, at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$738.3	$21.3	$759.6
Residential mortgage-backed securities	—	371.1	—	371.1
Debt securities issued/sponsored by the U.S. Treasury and its agencies	234.0	60.2	—	294.2
Commercial mortgage-backed securities	—	100.6	—	100.6
Debt securities issued by non-U.S. governments and their agencies	—	89.4	—	89.4
Debt securities issued by U.S. states and political subdivisions	—	14.3	—	14.3
Other asset-backed obligations	—	295.5	13.9	309.4
Total fixed maturity investments	$234.0	$1,669.4	$35.2	$1,938.6
Equity securities:
Exchange-listed funds	$184.2	$—	$—	$184.2
Other	0.2	—	—	0.2
Total equity securities	$184.4	$—	$—	$184.4
Other investments carried at fair value	$—	$1.5	$80.3	$81.8
Total investments carried at fair value	$418.4	$1,670.9	$115.5	$2,204.8
Other investments carried at net asset value	$—	$415.9	$109.1	$525.0
Total investments	$418.4	$2,086.8	$224.6	$2,729.8

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Fixed maturity investments:
Corporate debt securities	$—	$838.1	$10.1	$848.2
Debt securities issued/sponsored by the U.S. Treasury and its agencies	333.4	75.3	—	408.7
Residential mortgage-backed securities	—	196.8	—	196.8
Commercial mortgage-backed securities	—	101.4	—	101.4
Debt securities issued by non-U.S. governments and their agencies	—	98.7	—	98.7
Debt securities issued by U.S. states and political subdivisions	—	19.4	—	19.4
Other asset-backed obligations	—	201.5	26.3	227.8
Total fixed maturity investments	$333.4	$1,531.2	$36.4	$1,901.0
Equity securities:
Exchange-listed funds	$159.4	$—	$—	$159.4
Other	13.7	—	—	13.7
Total equity securities	$173.1	$—	$—	$173.1
Other investments carried at fair value	$—	$4.1	$47.4	$51.5
Total investments carried at fair value	$506.5	$1,535.3	$83.8	$2,125.6
Other investments carried at net asset value	$—	$492.2	$98.3	$590.5
Total investments	$506.5	$2,027.5	$182.1	$2,716.1

Level 1 Securities

Montpelier’s investments classified as Level 1 as of March 31, 2015 and December 31, 2014 consisted of U.S. Treasuries and long equity positions that are publicly listed and/or actively traded in an established market.  In addition, as of December 31, 2014 approximately 26% of Montpelier’s open short fixed maturity positions, and substantially all of Montpelier’s short equity positions, were valued on the basis of Level 1 inputs. Montpelier did not have any open short positions valued on the basis of Level 1 inputs as of March 31, 2015.

Level 2 Securities

For Montpelier’s investments classified as Level 2 as of March 31, 2015 and December 31, 2014, Montpelier’s pricing vendors generally utilize third-party market data and other observable inputs in matrix pricing models to determine prices. Although prices for these securities obtained from broker quotations are generally considered non-binding, they are based on observable inputs and secondary trading patterns of similar securities obtained from active, non-distressed markets.  In addition, as of March 31, 2015 and December 31, 2014, 100% and approximately 74%, respectively, of Montpelier’s open short fixed maturity positions were valued on the basis of Level 2 inputs.

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

Level 3 Securities

Montpelier’s investments classified as Level 3 as of March 31, 2015 and December 31, 2014 consisted primarily of the following: (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain investments in investment funds and limited partnerships.  In addition, as of March 31, 2015 and December 31, 2014, none of Montpelier’s open short fixed maturity positions were valued on the basis of Level 3 inputs.

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

Other investments.  Montpelier’s Level 3 other investments include certain investments in investment funds and limited partnerships which cannot be readily redeemed, and whose values are based on net asset values obtained from the investment manager or general partner of the respective entity.  As of March 31, 2015, nearly all of Montpelier’s Level 3 other investments were subject to lock-up restrictions and therefore cannot be redeemed until such restrictions expire in 2015 and 2016.

As of March 31, 2015 and December 31, 2014, the Company’s Level 3 investments measured at fair value represented 5.2% and 3.9% of its total investments measured at fair value, respectively.  As of March 31, 2015 and December 31, 2014, the Company’s total Level 3 investments represented 8.2% and 6.7% of its total investments, respectively. The primary reason for the increase in the proportionate share of investments represented by Level 3 securities is the purchase of investment funds and limited partnership interests during the first quarter of 2015 that are subject to the lock-up restrictions previously noted.

The following tables reconcile the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three month periods ended March 31, 2015 and 2014:

	Three Month Period Ended March 31, 2015
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$10.1	$11.5	$(0.3)	$—	$—	$—	$21.3
Other asset-backed obligations	26.3	2.9	(0.5)	—	0.1	(14.9)	13.9
Total fixed maturity investments	36.4	14.4	(0.8)	—	0.1	(14.9)	35.2
Other investments	47.4	33.2	—	—	(0.3)	—	80.3
Total Level 3 investments at fair value	$83.8	$47.6	$(0.8)	$—	$(0.2)	$(14.9)	$115.5

	Three Month Period Ended March 31, 2014
	Beginning Level 3 balance	Purchases	Sales and maturities	Net realized gains	Net unrealized gains (losses)	Net transfers out	Ending Level 3 balance
Fixed maturity investments:
Corporate debt securities	$10.0	$0.8	$(2.4)	$0.1	$(0.1)	$(0.3)	$8.1
Other asset-backed obligations	18.3	4.2	(5.2)	0.1	0.1	(1.4)	16.1
Total fixed maturity investments	28.3	5.0	(7.6)	0.2	—	(1.7)	24.2
Equity investments	0.2	—	—	—	—	—	0.2
Other investments	0.1	—	(0.1)	—	—	—	—
Total Level 3 investments	$28.6	$5.0	$(7.7)	$0.2	$—	$(1.7)	$24.4

The transfers from Level 3 to Level 2 during the three month period ended March 31, 2015 reflect an increase in the overall quality and transparency of the pricing information that the Company receives from its pricing vendors. The transfers from Level 3 to Level 2 during the three month period ended March 31, 2014 were not significant.

Changes in Carrying Value

Changes in the carrying value of Montpelier’s investment portfolio and its short investment positions for the three month periods ended March 31, 2015 and 2014, consisted of the following:

	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Foreign Exchange and Income (Expense) From Certain Derivatives (1)	Total Changes in Carrying Value Reflected in Revenues
Three Month Period Ended March 31, 2015:
Fixed maturity investments	$(1.9)	$11.2	$0.9	$10.2
Equity securities	7.2	(3.9)	(1.9)	1.4
Other investments	1.4	(0.2)	(3.3)	(2.1)

Three Month Period Ended March 31, 2014:
Fixed maturity investments	$(3.5)	$18.8	3.2	$18.5
Equity securities	2.9	0.7	(1.8)	1.8
Other investments	0.5	3.3	(3.2)	0.6

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

Net Investment Income

Montpelier’s net investment income for the three month periods ended March 31, 2015 and 2014 consisted of the following:

	Three Month Periods Ended March 31,
	2015	2014
Fixed maturity investments	$10.5	$14.6
Equity securities	0.3	0.6
Other investments	0.1	0.1
Total investment income	10.9	15.3
Investment expenses	(1.1)	(2.4)
Net investment income	$9.8	$12.9

Investment Assets Held in Trust

Blue Water Re, which commenced its operations in June 2012, does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re (the “Blue Water Trusts”) for the benefit of ceding companies.  As of March 31, 2015 and December 31, 2014, the fair value of all assets held in the Blue Water Trusts was $428.5 million and $410.9 million, respectively, which met the minimum values required on those dates.

As of March 31, 2015 and December 31, 2014, Blue Capital Re had pledged $187.0 million and $184.0 million, respectively, of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re pursuant to the BW Retrocessional Agreement (see Note 14). These funds are included in the value of the Blue Water Trusts balance presented above.

Blue Capital Re ILS, which commenced its operations in November 2013, fully collateralizes its insurance-linked security obligations through cash and cash equivalents held in trust funds established by Blue Capital Re ILS (the “Blue Capital Re ILS Trusts”) for the benefit of third parties.  As of March 31, 2015 and December 31, 2014, the fair value of all assets held in the Blue Capital Re ILS Trusts was $5.2 million and $10.0 million, respectively, which met the minimum values required on those dates.

In 2011 Montpelier Re entered into a Reinsurance Trust (the “MUSIC Trust”). The MUSIC Trust was established as a means of providing statutory credit to MUSIC in support of the business Montpelier retained in connection with the MUSIC Sale.  As of March 31, 2015 and December 31, 2014, the fair value of all assets held in the MUSIC Trust was $22.2 million and $25.3 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier Re entered into a Multi-Beneficiary U.S. Reinsurance Trust (the “Reinsurance Trust”) for the benefit of certain of its U.S. cedants. The Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s cedants. Montpelier Re has been granted authorized or trusteed reinsurer status in all U.S. states and the District of Columbia.  As of March 31, 2015 and December 31, 2014, the fair value of all assets held in the Reinsurance Trust was $344.8 million and $342.2 million, respectively, which met the minimum value required on those dates.

In 2011 Montpelier Re established a second Multi-Beneficiary Reinsurance Trust (the “FL Trust”) in connection with a reduction in its Florida’s collateral requirements.  As of March 31, 2015 and December 31, 2014, the fair value of all assets held in the FL Trust was $26.4 million and $26.2 million, respectively, which met the minimum value required on those dates.

In 2010 Montpelier entered into a Lloyd’s Deposit Trust Deed (the “Lloyd’s Capital Trust”) in order to meet MCL’s ongoing funds at Lloyd’s (“FAL”) requirements.  The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of MCL’s Individual Capital Assessment, which is used to determine the required amount of FAL. As of March 31, 2015 and December 31, 2014, the fair value of all assets held in the Lloyd’s Capital Trust was $213.0 million and $212.8 million, respectively, which met the minimum value required on those dates.

Premiums received by Syndicate 5151 are required to be received into the Lloyd’s Premiums Trust Funds (the “Premiums Trust Funds”). Under the Premiums Trust Funds’ deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time.  See Note 11.  As of March 31, 2015 and December 31, 2014, the fair value of all assets held in the Premiums Trust Funds was $280.5 million and $284.5 million, respectively.

Montpelier’s investment assets held in trust appear on the Company’s Consolidated Balance Sheets as cash and cash equivalents, investments and accrued investment income, as appropriate.

Sales and Maturities of Investments

Sales of investments totaled $1,145.3 million and $2,091.3 million for the three month periods ended March 31, 2015 and 2014, respectively.  Maturities, calls and paydowns of investments totaled $182.1 million and $73.8 million for the three month periods ended March 31, 2015 and 2014, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the periods presented.

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

The carrying value of the Senior Notes as of March 31, 2015 and December 31, 2014, was $299.3 million.

The Company incurred interest expense on the Senior Notes of $3.5 million during each of the three month periods ended March 31, 2015 and 2014, respectively. The Company was not required to pay any interest on the Senior Notes during such periods.

Trust Preferred Securities

In January 2006 the Company, through Montpelier Capital Trust III, participated in a private placement of $100.0 million of capital securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at Montpelier Capital Trust III’s option at par, and require quarterly distributions of interest to the holders. The Trust Preferred Securities bear interest at a floating rate equal to the 3-month LIBOR plus 380 basis points, reset quarterly.  This floating rate varied from 4.06% to 4.07% and from 4.03% to 4.05% during the three month periods ended March 31, 2015 and 2014, respectively.

The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

The Company incurred and paid interest on the Trust Preferred Securities of $1.0 million during each of the three month periods ended March 31, 2015 and 2014, respectively.

LIBOR Swap

In February 2012, the Company entered into a five-year swap agreement with a third-party (the “LIBOR Swap”) which will result in the future net cash flows in connection with the Trust Preferred Securities, for the five-year period beginning March 30, 2012, being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the LIBOR Swap to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net income (loss) from derivative instruments on the Company’s Consolidated Statements of Operations and Comprehensive Income, as opposed to interest and financing expenses.  The fair value of the LIBOR Swap is derived based on other observable (Level 2) inputs. See Note 6.

Credit Agreements

In May 2014, BCRH entered into a 364-day unsecured credit agreement (the “BCRH Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. Borrowings under the BCRH Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points. BCRH is also subject to an ongoing annual commitment and administrative fee of 0.375% of the facility’s total capacity.

As of March 31, 2015 and December 31, 2014, BCRH had $4.0 million and $8.0 million of outstanding borrowings, respectively, under the BCRH Credit Agreement.  Of the outstanding borrowings at December 31, 2014, $4.0 million was repaid on January 26, 2015 and the currently outstanding $4.0 million borrowing must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015. The interest rate associated with BCRH’s borrowings during the three month period ended March 31, 2015 ranged from 1.32% to 1.33%.

The Company serves as a guarantor for the BCRH Credit Agreement and is entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility’s total capacity. See Note 14.

BCRH incurred and paid interest and commitment fees on its borrowings under the BCRH Credit Agreement of less than $0.1 million during the three month period ended March 31, 2015.

The BCRH Credit Agreement contains covenants that limit BCRH’s and, to a lesser extent, the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.  The BCRH Credit Agreement also contains covenants that require: (i) BCRH to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) the Company to maintain a financial strength rating from Fitch Ratings Ltd. of at least “BBB+”; and (iii) each of BCRH and the Company to maintain at least 70% of its net worth as of the date of the BCRH Credit Agreement. If BCRH or the Company were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against BCRH or the Company.  As of March 31, 2015, BCRH and the Company were in compliance with each of the covenants associated with the BCRH Credit Agreement.

In May 2014, the BCGR Listed Fund entered into a 364-day unsecured credit agreement (the “BCGR Credit Agreement”) which permits it to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes.  Borrowings under the BCGR Credit Agreement bear interest, set at the time of the borrowing, at a rate equal to the 3-month LIBOR rate plus 100 basis points.

The Company serves as a guarantor for the BCGR Credit Agreement and is entitled to receive an annual guarantee fee from the BCGR Listed Fund equal to 0.125% of the facility’s total capacity.

As of March 31, 2015, there were no borrowings made under the BCGR Credit Agreement.

The BCGR Credit Agreement contains covenants that limit the BCGR Listed Fund’s and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The BCGR Credit Agreement also contains a financial covenant that requires the Company to maintain a leverage ratio at or below 30%.  If the BCGR Listed Fund or the Company were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the BCGR Listed Fund or the Company.  As of March 31, 2015, the Company was in compliance with each of the covenants associated with the BCGR Credit Agreement.

Letter of Credit Facilities

Montpelier Re maintains letter of credit facilities and provides letters of credit to third parties as a means of providing collateral and/or statutory credit in varying amounts to certain of its cedants. These letter of credit facilities were secured by collateral accounts containing cash and investments totaling $34.0 million and $33.8 million as of March 31, 2015 and December 31, 2014, respectively. The following table outlines these facilities as of March 31, 2015:

Secured Operational Letter of Credit Facilities	Total Capacity	Amount Drawn	Expiry Date

Bilateral Facility	$75.0	$18.8	None
Four Year Committed Facility	75.0	3.4	Oct. 2016

The agreements governing these letter of credit facilities contain covenants that limit Montpelier’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain burdensome agreements.  In addition, the secured facilities require the Company to maintain debt leverage of no greater than 30% and Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If the Company or Montpelier Re were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke the facilities and exercise remedies against the collateral.  As of March 31, 2015 and December 31, 2014, the Company and Montpelier Re were in compliance with all covenants.

Montpelier Re’s Bilateral Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of 0.45% on drawn balances.  As of March 31, 2015, there were $18.8 million in outstanding letters of credit drawn under this facility.

Montpelier Re’s Four Year Committed Facility, which has a capacity of $75.0 million, is subject to an annual commitment fee of between 0.25% and 0.35% on drawn balances (depending on the type of collateral provided) and 0.125% on undrawn balances. As of March 31, 2015, there were $3.4 million in outstanding letters of credit drawn under this facility.

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

As a means of managing its underwriting risk, Montpelier has entered into an ILW swap contract (the “Outward ILW Swap”), which provide reinsurance-like protection to Montpelier for specific loss events associated with certain lines of its business.

As an extension of its underwriting activities, Montpelier has sold ILW protection (“Inward ILW Swaps”), which provide reinsurance-like protection to third parties for specific loss events.

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

For the remaining Foreign Exchange Contracts and the LIBOR swap, Montpelier determines the fair values on the basis of information received from counterparties and verification by reference to published rates.  The Outward ILW Swap and the Inward ILW Swaps are valued on the basis of models developed by Montpelier.

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

The following tables present the fair values, notional values (expressed in millions of notional units) and balance sheet location of Montpelier’s derivative instruments recorded at March 31, 2015 and December 31, 2014 and the net income (loss) from such derivative instruments during the three month periods ended March 31, 2015 and 2014:

		March 31, 2015		December 31, 2014
Derivative Instrument	Balance Sheet Location	Fair Value	Notional Units	Fair Value	Notional Units
Foreign Exchange Contracts:
U.S. Dollars purchased	Other Investments	$(0.7)	45	$—	—
U.S. Dollars sold	Other Investments	1.0	15	(0.1)	36
Cross-currency	Other Investments	—	—	0.7	155
Credit Derivatives	Other Investments	0.1	12	1.8	224
Interest Rate Contracts	Other Investments	(0.2)	877	—	557
Investment Options and Futures - long	Other Investments	—	248	—	176
Investment Options and Futures - short	Other Liabilities	—	47	—	—
LIBOR Swap	Other Investments	(0.7)	100	(0.3)	100
Inward ILW Swaps	Other Liabilities	(3.9)	20	—	—

	Three Month Periods Ended March 31,
Income (Loss) From Derivative Instruments:	2015	2014
Foreign Exchange Contracts - underwriting activities	$(1.2)	$1.9
Foreign Exchange Contracts - investing activities	1.6	(5.6)
Credit Derivatives	(2.4)	(2.9)
Interest Rate Contracts	(0.4)	2.5
Investment Options and Futures	(0.6)	(0.8)
LIBOR Swap	(0.6)	(0.2)
Outward ILW Swap	—	(0.1)
Inward ILW Swaps	0.1	0.1
Net loss from derivative instruments	$(3.5)	$(5.1)

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

Outward ILW Swap

From time to time Montpelier enters into various Outward ILW swaps, whose values are based on the right to receive a floating, notional payment in the event of certain losses incurred by the insurance industry as a whole, rather than by losses incurred by Montpelier. The Outward ILW Swap, which was in force during the three month period ended March 31, 2014, provided protection against Syndicate 5151’s construction and engineering exposures.  Montpelier is not aware of any industry loss events occurring during the periods presented that would have triggered any payments to Montpelier under the Outward ILW Swap.

There were no Outward ILW Swaps in force at March 31, 2015 and December 31, 2014.

Inward ILW Swaps

From time to time Montpelier enters into various Inward ILW swaps, whose values are based on the right to receive a floating, notional payment in the event of certain losses incurred by the insurance industry as a whole, rather than by losses incurred by Montpelier. The Inward ILW Swaps in force during the three month periods ended March 31, 2015 and 2014 provide a third party with protection against losses incurred from specified natural catastrophes in the U.S., Europe, Japan, Australia and New Zealand.

Montpelier is not aware of any industry loss event occurring that would have triggered a payment obligation under any of the Inward ILW Swaps during the periods presented.

The fair value of Inward ILW Swaps in force at March 31, 2015 is derived based on unobservable (Level 3) inputs.

There were no Inward ILW Swaps in force at December 31, 2014.

NOTE 7.  Shareholders’ Equity

The Company’s share capital consists of Preferred Shares and Common Shares, each with a 1/6 cent par value per share.  Holders of Preferred Shares have no voting rights with respect to matters that generally require the approval of voting shareholders but are entitled to vote in certain extraordinary instances. Holders of Common Shares are entitled to one vote for each share held, subject to any voting limitations imposed by the Company’s Bye-Laws.

Preferred Shares

As of March 31, 2015 and December 31, 2014, there were 6.0 million Preferred Shares outstanding with a liquidation preference of $25.00 per share representing $150.0 million in face value. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, the Company may redeem at its option, in whole or in part, the Preferred Shares at a price of $25.00 per share plus any declared and unpaid dividends.

In connection with the Merger, and as outlined in the Merger Agreement, the Company intends to exercise its option to redeem all of the Preferred Shares in accordance with the Certificate of Designation of the Preferred Shares, at a price of $26.00 per share plus declared and unpaid dividends, if any, to the date of the redemption.

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

Common Shares

The following table summarizes the Company’s Common Share activities during the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
(in Common Shares)	2015	2014
Beginning Common Shares outstanding	43,619,124	49,274,165
Acquisitions of Common Shares:
Common Shares repurchased and retired	—	(2,353,785)
Common Shares repurchased and placed in treasury	—	(138,900)
Issuances of Common Shares:
Issuances in satisfaction of vested Restricted Share Unit (“RSU”) obligations	180,129	236,378
Ending Common Shares outstanding	43,799,253	47,017,858

As of March 31, 2015, the Company had 43,799,253 Common Shares outstanding consisting of 45,113,841 Common Shares issued less 1,314,588 Common Shares held in treasury. As of December 31, 2014, the Company had 43,619,124 Common Shares outstanding consisting of 45,113,841 Common Shares issued less 1,494,717 Common Shares held in treasury.

2015 Common Share activity

The Company did not repurchase any Common Shares during three month period ended March 31, 2015.

The Company issued 180,129 Common Shares in satisfaction of vested RSU obligations during the first three months of 2015. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a net loss on issuance of $0.5 million, which was recorded as a decrease to retained earnings.

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

The Company issued 236,378 Common Shares in satisfaction of vested RSU obligations during the first quarter of 2014. See Note 12. The Common Shares were issued from the Company’s treasury resulting in a gain on issuance of $1.0 million, which was recorded as an increase to retained earnings.

Common Share Repurchase Authorization

As of March 31, 2015, the Company had a remaining Common Share repurchase authorization of $281.7 million. Common Shares may be purchased in the open market or through privately negotiated transactions. There is no stated expiration date associated with the Company’s Common Share repurchase authorization.

Dividends Declared and Paid

The Company declared cash dividends per Common Share and RSU of $0.20 and $0.125 during the three month periods ended March 31, 2015 and 2014, respectively. The total amount of dividends paid to holders of Common Shares and RSUs during the three month periods ended March 31, 2015 and 2014 was $8.9 million and $6.2 million, respectively. As of March 31, 2015 and December 31, 2014, the Company had $9.0 million and $8.9 million, respectively, of dividends payable to holders of Common Shares and RSUs.

The Company declared cash dividends per Preferred Share totaling $0.5547 during each of the three month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had $3.3 million of dividends payable to holders of Preferred Shares.

Dividends payable are included within accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

NOTE 8.  Segment Reporting

The Company currently operates through three reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s, and Collateralized Reinsurance.  Each segment constitutes a separate underwriting platform through which Montpelier writes insurance and reinsurance business. The Company’s segment disclosures present the operations of these underwriting platforms prior to the effects of any inter-segment quota share reinsurance agreements among them.

The Company has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; and (iii) the organization of information provided to the Board and senior management.

The Company and certain intermediate holding and service companies, intercompany eliminations relating to inter-segment reinsurance agreements and the MUSIC Run-off business are collectively referred to as “Corporate and Other.”

The following table summarizes Montpelier’s total assets by segment as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Montpelier Bermuda	$2,895.7	$2,550.0
Montpelier at Lloyd’s	576.1	573.5
Collateralized Reinsurance	492.3	476.1
Corporate and Other, including inter-segment eliminations	28.8	29.5

Total assets	$3,992.9	$3,629.1

A summary of Montpelier’s consolidated statements of operations by segment for the three month periods ended March 31, 2015 and 2014 follows:

Three Month Period Ended March 31, 2015	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total

Gross premiums written	$152.6	$77.5	$34.5	$(11.2)	$253.4
Ceded reinsurance premiums	(43.6)	(15.8)	—	11.2	(48.2)
Net premiums written	109.0	61.7	34.5	—	205.2
Change in net unearned premiums	(40.9)	(1.9)	(11.7)	—	(54.5)
Net premiums earned	68.1	59.8	22.8	—	150.7

Loss and LAE	(0.9)	(42.2)	(2.2)	(2.4)	(47.7)
Acquisition costs	(7.0)	(15.9)	(4.7)	—	(27.6)
General and administrative expenses	(9.7)	(9.1)	(1.5)	(8.6)	(28.9)
Underwriting income	50.5	(7.4)	14.4	(11.0)	46.5
Net investment income	8.2	1.0	0.1	0.5	9.8
Other revenues and expenses (net)	(0.2)	—	(0.1)	(3.1)	(3.4)
Net investment and foreign currency gains	4.8	15.2	(0.1)	0.1	20.0
Net losses from derivative instruments	(2.9)	—	0.1	(0.7)	(3.5)
Interest and other financing expenses	—	—	—	(4.7)	(4.7)
Income before income taxes	$60.4	$8.8	$14.4	$(18.9)	$64.7

Three Month Period Ended March 31, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other	Total

Gross premiums written	$173.9	$74.1	$34.0	$(8.5)	$273.5
Ceded reinsurance premiums	(36.2)	(8.7)	—	8.5	(36.4)
Net premiums written	137.7	65.4	34.0	—	237.1
Change in net unearned premiums	(57.4)	(9.3)	(13.6)	—	(80.3)
Net premiums earned	80.3	56.1	20.4	—	156.8

Loss and LAE	0.1	(26.7)	(0.8)	—	(27.4)
Acquisition costs	(8.1)	(12.9)	(3.8)	—	(24.8)
General and administrative expenses	(8.7)	(8.8)	(1.5)	(7.8)	(26.8)
Underwriting income	63.6	7.7	14.3	(7.8)	77.8
Net investment income	11.4	1.1	0.1	0.3	12.9
Other revenues and expenses (net)	—	—	—	0.3	0.3
Net investment and foreign exchange gains	23.8	(2.7)	—	(0.2)	20.9
Net loss from derivative instruments	(5.0)	(0.1)	0.1	(0.1)	(5.1)
Interest and other financing expenses	—	—	—	(4.7)	(4.7)
Income before income taxes	$93.8	$6.0	$14.5	$(12.2)	$102.1

Gross Written Premiums By Line of Business and Geography

The following tables present Montpelier’s gross premiums written, by line of business and reportable segment, during the three month periods ended March 31, 2015 and 2014:

Three Month Period Ended March 31, 2015	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$107.4	$1.3	$34.5	$(11.4)	$131.8
Property Specialty - Treaty	15.0	0.9	—	—	15.9
Other Specialty - Treaty	24.7	21.4	—	0.2	46.3
Property and Specialty Individual Risk	5.5	53.9	—	—	59.4
Total gross premiums written	$152.6	$77.5	$34.5	$(11.2)	$253.4

Three Month Period Ended March 31, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$120.9	$2.9	$34.0	$(8.1)	$149.7
Property Specialty - Treaty	17.6	1.3	—	—	18.9
Other Specialty - Treaty	28.4	21.6	—	(0.4)	49.6
Property and Specialty Individual Risk	7.0	48.3	—	—	55.3
Total gross premiums written	$173.9	$74.1	$34.0	$(8.5)	$273.5

(1) Represents: (i) the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s and (ii) the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Collateralized Reinsurance.

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

Montpelier monitors its geographic exposures on a company-wide basis, rather than by segment.  The following table sets forth a breakdown of Montpelier’s gross premiums written by geographic area of risks insured:

	Three Month Periods Ended March 31,
	2015		2014

U.S. and Canada	$110.4	44%	$116.2	42%
Worldwide (1)	68.4	27	92.7	34
Worldwide, excluding U.S. and Canada (2)	23.9	9	11.0	4
Western Europe, excluding the U.K. and Ireland	21.4	9	27.3	10
U.K. and Ireland	8.1	3	9.3	3
Australia and Oceania	5.1	2	6.0	2
Japan	2.6	1	1.8	1
Other	13.5	5	9.2	4
Total gross premiums written	$253.4	100%	$273.5	100%

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

Net Earned Premiums By Line of Business and Geography

The following tables present Montpelier’s net earned premiums, by line of business and reportable segment, during the three month periods ended March 31, 2015 and 2014:

Three Month Period Ended March 31, 2015	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$33.2	$1.1	$22.8	$—	$57.1
Property Specialty - Treaty	12.8	0.8	—	—	13.6
Other Specialty - Treaty	17.0	21.5	—	—	38.5
Property and Specialty Individual Risk	5.1	36.4	—	—	41.5
Total net earned premiums	$68.1	$59.8	$22.8	$—	$150.7

Three Month Period Ended March 31, 2014	Montpelier Bermuda	Montpelier at Lloyd’s	Collateralized Reinsurance	Corporate and Other (1)	Total

Property Catastrophe - Treaty	$46.7	$1.0	$20.4	$(0.2)	$67.9
Property Specialty - Treaty	13.3	1.0	—	—	14.3
Other Specialty - Treaty	14.8	21.0	—	—	35.8
Property and Specialty Individual Risk	5.5	33.1	—	0.2	38.8
Total net earned premiums	$80.3	$56.1	$20.4	$—	$156.8

(1)   Represents the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s.

The following table sets forth a breakdown of Montpelier’s net earned premiums by geographic area of risks insured:

	Three Month Periods Ended March 31,
	2015		2014

U.S. and Canada	$79.5	53%	$84.1	54%
Worldwide (1)	36.5	24	40.7	26
Worldwide, excluding U.S. and Canada (2)	7.4	5	4.2	3
Western Europe, excluding the U.K. and Ireland	7.3	5	9.2	6
Australia and Oceania	5.1	3	4.0	2
Japan	4.0	3	5.4	3
U.K. and Ireland	3.8	2	4.7	3
Other	7.1	5	4.5	3
Total net earned premiums	$150.7	100%	$156.8	100%

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

The following table outlines the Company’s computation of its basic and diluted earnings per Common Share for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
	2015	2014

Net income available to the Company’s common shareholders	$52.1	$89.9
Less: net earnings allocated to participating securities	(1.9)	(2.7)
Earnings per Common Share numerator	$50.2	$87.2

Average Common Shares outstanding (in millions)	43.7	47.4

Basic and diluted earnings per Common Share	$1.15	$1.84

NOTE 10.  Commitments and Contingent Liabilities

Commitments

As of March 31, 2015, Montpelier had unfunded commitments to invest: (i) $7.9 million into a private investment fund; and (ii) up to $4.0 million into a private placement fixed maturity investment.

Montpelier’s letter of credit facilities and trust arrangements are secured by collateral accounts containing cash, cash equivalents and investments that are required to be maintained at specified levels. See Note 5.

Montpelier has various other operating lease obligations that are immaterial in the aggregate.

BCRH and/or its subsidiaries are parties to the Investment Management Agreement, the Underwriting and Insurance Management Agreement and the Administrative Services Agreement. See Note 14.

Lloyd’s New Central Fund

The Lloyd’s New Central Fund is available to satisfy claims if a member of Lloyd’s is unable to meet its obligations to policyholders. The Lloyd’s New Central Fund is funded by an annual levy imposed on members which is determined annually by Lloyd’s as a percentage of each member’s written premiums (0.5% with respect to 2015 and 2014).  In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Lloyd’s New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. Montpelier currently estimates that its 2015 obligation to the Lloyd’s New Central Fund will be approximately $1.1 million and accrues for this obligation ratably throughout the year on a quarterly basis.

Lloyd’s also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2015 and 2014) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.  Montpelier currently estimates that its 2015 obligation to Lloyd’s for such charges will be approximately $1.3 million and accrues for this obligation ratably throughout the year on a quarterly basis.

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

Other than the Tribune litigation referred to above, Montpelier had no other unresolved legal proceedings, other than those in the normal course of its business, at March 31, 2015.

Concentrations of Credit and Counterparty Risk

Financial instruments which potentially subject Montpelier to significant concentrations of credit risk consist principally of investment securities, insurance and reinsurance balances receivable and reinsurance recoverables as described below.

Montpelier’s investment guidelines prohibit it from owning an undue concentration of a single issue or issuer, other than U.S.-backed securities, and it did not own an aggregate fixed maturity investment in a single entity, other than securities issued by the U.S. government and U.S. government-sponsored enterprises, in excess of 10% of the Company’s common shareholders’ equity at March 31, 2015 or December 31, 2014.

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

As of December 31, 2014, Montpelier Re’s Statutory Capital and Surplus was $1,819.2 million. The principal differences between Montpelier Re’s Statutory Capital and Surplus and its net assets determined in accordance with GAAP include statutory deductions for deferred acquisition costs, fixed assets and investment securities held in trust for the benefit of MCL through the Lloyd’s Capital Trust. Such differences totaled $237.4 million at December 31, 2014.

For the year ended December 31, 2014, Montpelier Re’s Statutory Capital and Surplus of $1,819.2 million exceeded its 2014 BSCR of $543.3 million.  Montpelier Re’s 2014 statutory net income was $270.5 million.

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

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Montpelier Re.  The declaration of dividends in any year which would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA.  With respect to the year ending December 31, 2015, Montpelier Re has the ability to dividend up to $454.8 million without BMA approval. During the three month period ended March 31, 2015, Montpelier Re did not declare or pay any dividends to its parent.

The Insurance Act also limits the maximum amount of annual distributions that may be paid by Montpelier Re.  Montpelier Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital.  With respect to the year ending December 31, 2015, Montpelier Re has the ability to distribute up to $233.9 million to its parent without BMA approval.

During the three month period ended March 31, 2015, Montpelier Re did not declare or pay any dividends or distributions to its parent.

The Insurance Act also provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Montpelier Re exceeded its minimum liquidity requirements at December 31, 2014 by $1,663.4 million.

Blue Water Re

Blue Water Re is registered with the BMA as a Special Purpose Insurer, meaning that its contracts must be fully-collateralized and the parties to the transactions must be sophisticated.

Special Purpose Insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.

Blue Water Re is required to notify the BMA of each reinsurance contract it writes.  Blue Water Re, however, is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA, although it is required to prepare and file annual audited GAAP financial statements with the BMA.

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

As of March 31, 2015, Blue Water Re’s assets exceeded the value of its liabilities by $248.0 million.  Blue Water Re did not declare or pay any dividends to its parent during the first quarter of 2015.

Blue Capital Re

Blue Capital Re is registered under The Insurance Act as a Class 3A insurer.  Class 3A insurers benefit from an expedited application process, less regulatory stringency and minimal capital and surplus requirements.  The Insurance Act also requires Blue Capital Re to maintain minimum levels of Statutory Capital and Surplus to maintain minimum liquidity ratios and to meet minimum solvency margins.  As a result of the approvals received from the BMA and the terms of Blue Capital Re’s business plan, Blue Capital Re’s reinsurance contracts must be fully-collateralized.  While Blue Capital Re is not required to prepare and file statutory financial statements or statutory financial returns annually with the BMA, Blue Capital Re is required to prepare and file annual audited GAAP financial statements with the BMA.

The Insurance Act limits the maximum amount of annual dividends and distributions that may be paid by Blue Capital Re.  The payment of dividends in any year which would exceed 25% of its prior year-end Statutory Capital and Surplus requires the approval of the BMA.  Also, if Blue Capital Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Blue Capital Re’s minimum solvency margin has been set by the BMA to be $1.0 million at all times, so long as: (i) Blue Capital Re only enters into contracts of reinsurance that are fully collateralized; and (ii) each transaction represents no material deviation from the original business plan filed with BMA at the time of Blue Capital Re’s registration.  With respect to the year ending December 31, 2015, Blue Capital Re has the ability to dividend up to $46.3 million to its parent without BMA approval.

The Insurance Act also limits the maximum amount of annual distributions that may be paid by Blue Capital Re.  Blue Capital Re may not reduce its total capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as capital.  With respect to the year ending December 31, 2015, Blue Capital Re has the ability to distribute up to $24.9 million to its parent without BMA approval.

During the three month period ended March 31, 2015, Blue Capital Re did not declare or pay any dividends or distributions to its parent.

The Insurance Act further provides a minimum liquidity ratio and requires general business insurers and reinsurers to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities.  Blue Capital Re exceeded its minimum liquidity requirements at March 31, 2015 by $196.4 million.

BCML

BCML is licensed and supervised by the BMA: (i) to carry on investment business; and (ii) as an insurance agent/manager.  BCML is not subject to any material minimum solvency requirements.

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

The Bermuda Companies Act 1981 (the “Companies Act”)

The Companies Act also limits the Company’s, BCRH’s, Montpelier Re’s, Blue Water Re’s, Blue Capital Re’s and Blue Capital Re ILS’ ability to pay dividends and/or make distributions to their shareholders in that none of the Company, BCRH, Montpelier Re, Blue Water Re, Blue Water Re II, Blue Capital Re or Blue Capital Re ILS is permitted to declare or pay a dividend or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.

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

MAL, as a Lloyd’s Managing Agent, is subject to capital requirements and minimum solvency tests established by Lloyd’s and the PRA.  MAL’s statutory net assets, as reported to Lloyd’s as of December 31, 2014, totaled $1.1 million.  MAL’s restricted net assets (the amount of its statutory net assets that were not available to dividend or distribute to its parent without Lloyd’s approval) at December 31, 2014 totaled $0.8 million.  Any amount of MAL’s statutory net assets in excess of its net restricted assets may be distributed to its parent without Lloyd’s approval.

MCL, Syndicate 5151’s corporate underwriting member at Lloyd’s, provides 100% of the stamp capacity of Syndicate 5151. Stamp capacity is a measure of the amount of premium a syndicate is authorized to write by Lloyd’s. Syndicate 5151’s stamp capacity for 2015 is £180 million.

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

Both the ICA and SCR evaluate the risks faced by the syndicate, including insurance, operational, market, credit, liquidity and group risks, and assess the amount of capital that syndicate members should hold against those risks.

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

MCL’s combined statutory net assets of $212.8 million at December 31, 2014, which consist of the assets held in the Lloyd’s Capital Trust, exceeded MCL’s restricted net assets (the amount of its combined statutory net assets that were not available to dividend or distribute to its parent without Lloyd’s approval) of $194.0 million at such date.  Any amount of MCL’s combined statutory net assets in excess of its restricted net assets may be distributed to its parent, subject to passing a Lloyd’s release test.

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

As of March 31, 2015, Syndicate 5151 held $266.9 million in investment securities (including accrued interest) and $13.6 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.  As of December 31, 2014, Syndicate 5151 held $249.8 million in investment securities (including accrued interest) and $34.7 million in cash and cash equivalents (including restricted cash), within the Premiums Trust Funds.

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

As of March 31, 2015, the Company’s Variable RSUs outstanding consisted of those for the 2015 - 2018 cycle.  The number of Variable RSUs to be awarded for this cycle will be determined based on the Company’s actual 2015 increase in its FCBVPCS versus a target increase in FCBVPCS of 10.0% (“Target”).  If Target is achieved, the Company would expect to grant 414,460 Variable RSUs to participants.  At an increase in FCBVPCS of 3.0% or less (“Threshold”), the Company would not expect to grant any Variable RSUs to participants, and at an increase in FCBVPCS of 17% or more (“Maximum”), the Company would expect to grant 828,920 Variable RSUs to participants.

The following table summarizes the Company’s RSU activity for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
	2015		2014
	RSUs Outstanding	Unamortized Grant Date Fair Value	RSUs Outstanding	Unamortized Grant Date Fair Value
Beginning of period	1,520,764	$17.0	1,448,374	$12.2

Fixed RSUs Awarded	9,500	0.3	20,000	0.5

Variable RSUs, 2015-2018 cycle:
RSUs projected to be awarded	414,460	14.3	—	—

Variable RSUs, 2014-2017 cycle:
RSUs projected to be awarded	—	—	494,340	13.5
RSU payout adjustments	1,065	—	—	—

Variable RSUs, 2013-2016 cycle:
RSU payout adjustments	—	—	(17,263)	(0.3)

RSU payments	(222,580)	—	(300,400)	—

RSU forfeitures and changes in forfeiture assumptions	(5,938)	0.5	(55,541)	(1.0)

RSU expense recognized	—	(4.8)	—	(3.0)
End of period	1,717,271	$27.3	1,589,510	$21.9

RSU Awards and Payments - three month period ended March 31, 2015

During the three month period ended March 31, 2015, the Company awarded a total of 9,500 Fixed RSUs to participating employees. Of the total Fixed RSUs awarded during that period, 3,500 RSUs were awarded for a one-year cycle and 6,000 RSUs were awarded for a four-year cycle.

On the basis of the Company’s forecasted increase in its FCBVPCS for 2015, the Company anticipated issuing 414,460 Variable RSUs for the 2015-2018 award cycle as of March 31, 2015, or 100% of the in force Target RSUs for that cycle at that time.

During the three month period ended March 31, 2015, the Company paid out 222,580 vested RSUs and withheld, at the recipient’s election, 42,451 RSUs in satisfaction of statutory income tax liabilities.  As a result, the Company issued 180,129 Common Shares from its treasury.  See Note 7. The fair value of the RSUs paid out during the three month period ended March 31, 2015, was $8.1 million.

Based on actual 2014 results achieved, and as formally approved by the Compensation Committee in February 2015, the actual number of Variable RSUs awarded for the 2014-2017 cycle were increased during the first quarter of 2015 by 1,065 RSUs in order to fix the number of Variable RSUs awarded to be 172% of the in force target RSUs for that cycle.

None of the outstanding RSUs at March 31, 2015 were vested.

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

None of the outstanding RSUs at March 31, 2014 were vested.

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

The Company revises its expected RSU forfeiture assumptions in light of actual forfeitures experienced.  As a result, the Company increased (reduced) the unamortized grant date fair value of its RSUs outstanding during the three month periods ended March 31, 2015 and 2014 by $0.5 million and $(1.0) million, respectively.

RSUs Outstanding at March 31, 2015

The following table summarizes all RSUs outstanding and the unamortized grant date fair value of such RSUs at March 31, 2015 for each award cycle:

Award Date and Cycle	RSUs Outstanding	Unamortized Grant Date Fair Value

Five-year RSU awards granted in 2011	7,000	$—
Three-year RSU awards granted in 2012	2,000	—
Four-year RSU awards granted in 2012	224,103	1.4
Five-year RSU awards granted in 2012	4,700	—
Three-year RSU awards granted in 2013	8,000	0.1
Four-year RSU awards granted in 2013	375,856	3.1
One-year RSU awards granted in 2014	22,500	0.1
Two-year RSU awards granted in 2014	4,000	—
Three-year RSU awards granted in 2014	7,334	0.1
Four-year RSU awards granted in 2014	634,618	9.7
Five-year RSU awards granted in 2014	3,200	0.1
One-year RSU awards granted in 2015	3,500	0.1
Four-year RSU awards granted in 2015 (including those awards in their Initial Award Period)	420,460	12.6
Total RSUs outstanding at March 31, 2015	1,717,271	$27.3

The Company expects to incur future RSU expense associated with its currently outstanding RSUs of $14.1 million, $8.7 million, $3.6 million and $0.9 million during 2015, 2016, 2017 and 2018, respectively.

Share-Based Compensation Based on BCRH common shares (“BCRH Common Shares”)

At the discretion of BCRH’s Compensation and Nominating Committee, incentive awards, the value of which are based on BCRH Common Shares, may be made to BCRH’s directors, future employees and consultants.

BCRH’s 2013 Long-Term Incentive Plan (the “2013 BCRH LTIP”), which was adopted by BCRH’s board of directors in September 2013, permits the issuance of up to one percent of the aggregate BCRH Common Shares outstanding to participants.

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

During the three month period ended March 31, 2015, BCRH recognized less than $0.1 million of BCRH RSU expense. BCRH expects to incur future RSU expense associated with its currently outstanding BCRH RSUs of less than $0.1 million.

As of March 31, 2015, there were 7,000 incentive awards outstanding under the 2014 BCRH LTIP.

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

During the three month periods ended March 31, 2015 and 2014, Montpelier recorded an income tax benefit (provision) of $(1.0) million and $0.1 million, respectively.  During each of these periods, Montpelier’s income tax movements were associated primarily with its U.K. operations.

During the three month periods ended March 31, 2015 and 2014, Montpelier paid $1.3 million and less than $0.1 million in income taxes, respectively.

Bermuda

The Company and its Bermuda-domiciled subsidiaries have received an assurance from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda. During the three month periods ended March 31, 2015 and 2014, these companies had pretax income of $61.1 million and $105.2 million, respectively.

United Kingdom

MCL, MAL, MUSL and their parent, Montpelier Holdings Limited, are subject to U.K. income taxes. During the three month periods ended March 31, 2015 and 2014, these companies had pretax income (losses) of $2.9 million and $(2.9) million, respectively. Of these U.K. entities, only MCL remains in a cumulative net operating loss position at March 31, 2015.  The cumulative net operating loss associated with MCL’s operations may be carried forward to offset future taxable income generated by that entity and do not expire with time.

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

During the three month periods ending March 31, 2015 and 2014, the entities within Montpelier’s U.K. group recorded net income tax benefit (provisions) totaling $(0.8) million and $0.1 million, respectively.

MCL did not recognize an income tax benefit during the three month period ended March 31, 2014 due to the uncertainty, at that time, as to whether it would generate sufficient taxable income in future periods in order to utilize its cumulative net operating loss.

United States

MUI, MTR, Cladium and their parent, Montpelier Re U.S. Holdings Ltd., are subject to U.S. Federal income tax but are currently in a cumulative net operating loss position. During the three month periods ended March 31, 2015 and 2014, these companies had pretax income (losses) of $0.7 million and $(0.2) million, respectively.  Although cumulative net operating losses ordinarily give rise to deferred tax assets, due to the uncertainty at this time as to whether such operations will generate sufficient taxable income in future periods to utilize such assets, Montpelier has established an offsetting U.S. deferred tax asset valuation allowance against its existing gross deferred tax asset of $15.3 million and $15.6 million at March 31, 2015 and December 31, 2014, respectively.

The net operating losses associated with the Company’s U.S.-based operations may be carried forward to offset future taxable income in that jurisdiction and will begin to expire in 2027.

The Company’s U.S.-based operations are also subject to U.S. Federal alternative minimum tax, and state and local income taxes which totaled $0.2 million and less than $0.1 million during the three month periods ended March 31, 2015 and 2014, respectively.

NOTE 14.  Related Party Transactions

BCRH

BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its subsidiaries Blue Capital Re and Blue Capital Re ILS. BCRH commenced its operations in November 2013 and, pursuant to an initial public offering (the “IPO”), its common shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.  As of March 31, 2015 and December 31, 2014, Montpelier owned 33.3% of BCRH’s outstanding common shares, respectively.

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

BCRH and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of the BCRH IPO, whether or not BCML’s performance is satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, BCML), BCRH and/or its subsidiaries must pay a one-time termination fee to BCML equal to 5% of its GAAP shareholders’ equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $8.9 million as of March 31, 2015).

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

During each of the three month periods ended March 31, 2015 and 2014, Montpelier earned $0.7 million pursuant to services it provided to BCRH and its subsidiaries under the Investment Management Agreement and $0.1 million under the Administrative Services Agreement. During the three month periods ended March 31, 2015 and 2014, Montpelier also earned $0.1 million and less than $0.1 million, respectively, pursuant to: (i) the Underwriting and Insurance Management Agreement; and (ii) its role as a guarantor for the BCRH Credit Agreement.

As of March 31, 2015 and December 31, 2014, BCRH and its subsidiaries owed Montpelier $1.4 million and $0.5 million, respectively, for the services performed pursuant to the aforementioned agreements.

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

At March 31, 2015 and December 31, 2014, the fair value of the Senior Notes (based on quoted market prices, which represent Level 2 inputs) was $318.7 million and $306.3 million, respectively, which compared to a carrying value of $299.3 million. See Note 5.

At March 31, 2015 and December 31, 2014, the fair value of the Trust Preferred Securities (based on quoted market prices for similar securities, which represent Level 2 inputs) was $85.8 million and $92.0 million, respectively, which compared to a carrying value of $100.0 million. See Note 5.

At March 31, 2015 and December 31, 2014, the fair value of BCRH’s outstanding borrowings under the BCRH Credit Agreement, each of which were of a short duration, approximated their carrying values of $4.0 million and $8.0 million, respectively. See Note 5.

At March 31, 2015 and December 31, 2014, the fair value and net asset value of Montpelier’s other investments carried on the Company’s Consolidated Balance Sheets were approximately the same. See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion and analysis of our results of operations for the three month periods ended March 31, 2015 and 2014, and our financial condition as of March 31, 2015 and December 31, 2014.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in the 2014 Form 10-K, as filed with the SEC.

This Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and various risk factors, many of which are outside our control. See Item 1A “Risk Factors” contained in the 2014 Form 10-K, as filed with the SEC, for specific important factors that could cause actual results to differ materially from those contained in forward looking statements. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar meaning generally involve forward-looking statements.

Important events and uncertainties that could cause our results or future dividends on, or repurchases of, Common Shares or Preferred Shares to change include, but are not limited to: market conditions affecting the prices of our Common Shares or Preferred Shares; the possibility of severe or unanticipated losses from natural or man-made catastrophes, including those that may result from changes in climate conditions, including, but not limited to, global temperatures and expected sea levels; the effectiveness of our loss limitation methods; our dependence on principal employees; our ability to effectively execute the business plans of the Company, its subsidiaries and any new ventures that it may enter into; the cyclical nature of the insurance and reinsurance business; the levels of new and renewal business achieved; opportunities to increase writings in our core property and specialty insurance and reinsurance lines of business and in specific areas of the casualty reinsurance market and our ability to capitalize on those opportunities; the sensitivity of our business to financial strength ratings established by independent rating agencies; the inherent uncertainty of our risk management processes, which are subject to, among other things, industry loss estimates and estimates generated by modeling techniques; the accuracy of written premium estimates reported by cedants and brokers on pro-rata contracts and certain excess-of-loss contracts where a deposit or minimum premium is not specified in the contract; the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, including our dependency on the loss information we receive from cedants and brokers; unanticipated adjustments to premium estimates; changes in the availability, cost or quality of reinsurance or retrocessional coverage; changes in general economic and financial market conditions; changes in and the impact of governmental legislation or regulation, including changes in tax laws in the jurisdictions where we conduct business; the amount and timing of reinsurance recoverables and reimbursements we actually receive from our reinsurers; the overall level of competition, and the related demand and supply dynamics in our markets relating to growing capital levels in our industry; declining demand due to increased retentions by cedants and other factors; the impact of terrorist activities on the Company and the economy; rating agency policies and practices; unexpected developments concerning the small number of insurance and reinsurance brokers upon whom we rely for a large portion of revenues; our dependence as a holding company upon dividends or distributions from our operating subsidiaries; the impact of foreign currency and interest rate fluctuations; the risk that the Merger is delayed or will not be completed and the resulting effect thereof on our future business, financial results, ratings and the price of our Common Shares; the effect the expenses related to the Merger may have on our operating results; the effect of business uncertainties and contractual restrictions while the Merger is pending; the potential loss of management or other key employees as a result of the Merger; and the impact to holders of our Common Shares of reduced ownership and voting interests after the Merger is completed.

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

Overview

Summary Financial Results

Three Month Periods Ended March 31, 2015 and 2014

We ended the first quarter of 2015 with a FCBVPCS of $33.90, an increase of 2.7% for the quarter after taking into account dividends declared on Common Shares during the period. The increase in our FCBVPCS was primarily the result of solid underwriting and investing results (as measured on a total return basis). Our comprehensive income available to the Company for the first quarter of 2015 was $53.9 million and our GAAP combined ratio was 69%.

Our underwriting results for the first quarter of 2015 contained no individually significant catastrophe losses and benefitted from $25.6 million of net prior year favorable loss reserve development. Our investment results for the first quarter of 2015 included $13.8 million of net realized and unrealized investment gains, which were comprised of $9.3 million in net gains from fixed maturity investments, $3.3 million in net gains from equity securities and $1.2 million in net gains from other investments.

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

Book Value Per Common Share

The following table presents our computations of book value per Common Share (“BVPCS”) and FCBVPCS as of selected balance sheet dates:

	March 31, 2015	Dec. 31, 2014	March 31, 2014
Book value numerator (in millions):

Total Shareholders’ Equity available to the Company	$1,693.1	$1,648.2	$1,657.2
Less: Preferred Shareholders’ Equity	(150.0)	(150.0)	(150.0)
[A] Common Shareholders’ Equity available to the Company	$1,543.1	$1,498.2	$1,507.2

Book value denominators (in thousands):

[B] Common Shares outstanding	43,799	43,619	47,018
RSUs outstanding	1,717	1,521	1,589
[C] Common Shares and RSUs outstanding	45,516	45,140	48,607

BVPCS [A] / [B]	$35.23	$34.35	$32.05
FCBVPCS [A] / [C]	33.90	33.19	31.01

Increase in FCBVPCS: (1)

From December 31, 2014	2.7%
From March 31, 2014	11.7%

(1)   Computed as the change in FCBVPCS after taking into account dividends declared on Common Shares of $0.20 and $0.725 during the three and twelve month periods ended March 31, 2015, respectively.

Our computations of FCBVPCS and the increase in FCBVPCS are non-GAAP measures which we believe are important to our investors, analysts and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry.

The Company’s increase in FCBVPCS serves as the performance measure for both the portion of our annual employee cash bonuses that are based on Company performance and for our Variable RSU awards in the Initial RSU Period (each as defined on page F-41 of this report). We believe that this performance measure: (i) directly aligns our interests and motivations with those of our stakeholders; and (ii) provides our employees with the ability to easily understand, and identify with, their incentive hurdle, and allows our stakeholders to easily track the Company’s performance with respect to this goal, since we present our calculations of FCBVPCS and the increase in our FCBVPCS in our quarterly earnings releases and our annual and quarterly filings with the SEC.

Executive Overview

We provide customized and innovative insurance and reinsurance solutions to the global market through our underwriting platforms in Bermuda, the U.K. and the U.S. Through our affiliates in Bermuda, we also provide institutional and retail investors with the opportunity to directly invest in global property catastrophe reinsurance risks.

We experienced continued competition during the January 1, 2015 renewal season, particularly within our Property Catastrophe-Treaty class, due to relatively light industry catastrophe losses experienced since 2012.  As a result, we experienced an overall rate decrease of approximately 6% on the risks we wrote at January 1, 2015.

Despite the competitive market conditions we currently face, through our efforts thus far in 2015, we believe that we have: (i) achieved preferred signings; (ii) maintained strong relationships with our key business partners; and (iii) expanded our product mix.  Further, through the recent reductions to our largest projected exposures from single event losses versus those of a year ago, we have retained the ability to quickly adapt and respond to new market opportunities while continuing our strategic focus on property, marine and other short-tail lines. Given our strong balance sheet, disciplined underwriting and specialist approach, we believe we are positioned to continue to perform well.

On March 31, 2015, we entered into the Merger Agreement with Endurance and Millhill. Subject to the terms and conditions of the Merger Agreement, the Company will be merged with and into Millhill, with Millhill surviving the Merger as a wholly-owned subsidiary of Endurance.

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, our shareholders will be entitled to receive consideration of 0.472 common shares of Endurance and $9.89 in cash per Common Share. The cash portion of the consideration will be funded by us through a pre-closing dividend. Following completion of the transaction, our existing common shareholders will own approximately 32% of Endurance’s outstanding common shares.

We also intend to redeem our Preferred Shares in connection with the Merger for $26.00 per share plus declared and unpaid dividends, if any, to the date of the redemption, in accordance with the Certificate of Designation of the Preferred Shares. See Note 7 of the Notes to Consolidated Financial Statements.

The Merger is subject to the approval of the Company’s and Endurance’s common shareholders, regulatory approvals and other customary closing conditions. There can be no assurance that: (i) all such closing conditions will be satisfied; and (ii) the Merger will ultimately be completed.

Third-Party Fees and Expense Reimbursements

We have entered into specialized quota share reinsurance contracts with third-parties and certain of our affiliates, namely BCRH and the BCGR Listed Fund, with respect to a portion of Montpelier Re’s Property Catastrophe - Treaty book of business, under which we are eligible to receive override and profit commissions.

We record the override and profit commissions associated with specialized quota share reinsurance contracts with third-parties (when earned) as a reduction to our acquisition costs which, in turn, reduces our acquisition cost and overall combined ratios. These benefits totaled $2.2 million and $2.7 million during the three month periods ended March 31, 2015 and 2014, respectively.

We record the override and profit commissions associated with specialized quota share reinsurance contracts with BCRH and the BCGR Listed Fund (when earned), as well as the fronting fees, management and performance fees and expense reimbursements we receive as the manager for these entities, as decreases to the net income attributable to non-controlling interests, thereby increasing the net income and comprehensive income available to the Company. These benefits totaled $2.7 million and $2.2 million during the three month periods ended March 31, 2015 and 2014, respectively.

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

The following discussion should be read in conjunction with Item 1A “Risk Factors” included in the 2014 Form 10-K, as filed with the SEC, in particular the specific risk factor entitled “Our stated catastrophe and enterprise-wide risk management exposures are based on estimates and judgments which are subject to significant uncertainties.”

Exposure Management

We monitor our net reinsurance treaty contract limits that we believe are exposed to a single natural catastrophe occurrence within certain broadly defined major catastrophe zones.  We provide these limits as a measure of our relative potential loss exposure across major zones in the event a natural catastrophe occurs.

Our January 1, 2015 net reinsurance treaty limits by zone were as follows:

Net Reinsurance Treaty Limits by Zone (1)

	Treaty Limits	Percentage of March 31, 2015
	(Millions)	Shareholders’ Equity Available to the Company
U.S. Hurricane:

Mid-Atlantic hurricane	$498	29%
Northeast hurricane	413	24%
Florida hurricane	385	23%
Gulf hurricane	363	21%
Hawaii hurricane	163	10%

U.S. Earthquake:

New Madrid earthquake	$510	30%
California earthquake	361	21%
Northwest earthquake	324	19%

European Windstorm:

Western European windstorm	$409	24%
U.K. & Ireland windstorm	364	21%
Scandinavia windstorm	170	10%

Other Countries:

Japan earthquake	$242	14%
Canada earthquake	218	13%
Australia earthquake	218	13%
Australia cyclone	207	12%
New Zealand earthquake	158	9%
Turkey earthquake	149	9%
Chile earthquake	139	8%
Japan windstorm	118	7%

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

Net Impact From Single Event Losses by Return Period (in years) (1)

	Net Impact		Percentage of March 31, 2015
	(Millions)		Shareholders’ Equity Available to the Company
	100-year	250-year	100-year	250-year

U.S. Hurricane	$263	$313	16%	18%

European windstorm	219	273	13%	16%

U.S. Earthquake	158	259	9%	15%

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

Our single event loss estimates represent snapshots as of January 1, 2015.  The composition of our in-force portfolio may change materially at any time due to the acceptance of new policies, the expiration of existing policies, losses incurred and changes in our ceded reinsurance and derivative protections. There were no material changes made to the composition of our in-force portfolio from January 1, 2015 to March 31, 2015.

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

Consolidated Results of Operations

Our consolidated financial results for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2015	2014

Gross insurance and reinsurance premiums written	$253.4	$273.5
Ceded reinsurance premiums	(48.2)	(36.4)
Net insurance and reinsurance premiums written	205.2	237.1
Change in net unearned insurance and reinsurance premiums	(54.5)	(80.3)
Net insurance and reinsurance premiums earned	150.7	156.8

Net investment income	9.8	12.9
Net realized and unrealized investment gains	13.8	22.7
Net foreign currency gains (losses)	6.2	(1.8)
Net loss from derivative instruments	(3.5)	(5.1)
Other revenues	1.4	0.3
Total revenues	178.4	185.8

Underwriting expenses:
Loss and LAE — current year losses	73.3	62.6
Loss and LAE — prior year losses	(25.6)	(35.2)
Insurance and reinsurance acquisition costs	27.6	24.8
General and administrative expenses	28.9	26.8

Non-underwriting expenses:
Interest and other financing expenses	4.7	4.7
Other expenses	4.8	—
Total expenses	113.7	83.7

Income before income taxes	64.7	102.1
Income tax benefit (provision)	(1.0)	0.1

Net income	63.7	102.2
Net income attributable to non-controlling interests	(8.3)	(9.0)
Net income available to the Company	55.4	93.2
Dividends declared on Preferred Shares	(3.3)	(3.3)
Net income available to the Company’s common shareholders	$52.1	$89.9

Net income	$63.7	$102.2
Change in accumulated net foreign currency translation losses	(1.5)	0.2
Comprehensive income	62.2	102.4
Net income attributable to non-controlling interests	(8.3)	(9.0)
Comprehensive income available to the Company	$53.9	$93.4

Loss and LAE ratio	31.7%	17.5%
Acquisition cost ratio	18.3%	15.8%
General and administrative expense ratio	19.2%	17.1%
GAAP combined ratio	69.2%	50.4%

I. Review of Underwriting Results - by Segment

We operate through three reportable segments: Montpelier Bermuda, Montpelier at Lloyd’s and Collateralized Reinsurance.  Each of our segments represents a separate and distinct underwriting platform through which we conduct insurance and reinsurance business.  Our segment disclosures provided herein present the operations of each segment prior to the effects of any inter-segment quota share reinsurance agreements among them.

The activities of the Company, certain of its intermediate holding and service companies, the Company’s former Music Run-Off segment and eliminations relating to intercompany reinsurance and support services, collectively referred to as “Corporate and Other”, are also presented herein.

MONTPELIER BERMUDA

Underwriting results for Montpelier Bermuda for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2015	2014

Gross premiums written	$152.6	$173.9
Ceded reinsurance premiums	(43.6)	(36.2)
Net premiums written	109.0	137.7
Change in net unearned premiums	(40.9)	(57.4)
Net premiums earned	68.1	80.3

Loss and LAE - current year losses	(31.7)	(25.9)
Loss and LAE - prior year losses	30.8	26.0
Acquisition costs	(7.0)	(8.1)
General and administrative expenses	(9.7)	(8.7)
Underwriting income	$50.5	$63.6
Loss and LAE ratio	1.3%	(0.1)%
Acquisition cost ratio	10.3%	10.1%
General and administrative expense ratio	14.3%	10.9%

GAAP combined ratio	25.9%	20.9%

Gross and Net Premiums Written

The following table summarizes Montpelier Bermuda’s premium writings, by line of business, for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
($ in millions)	2015		2014

Property Catastrophe - Treaty	$107.4	70%	$120.9	70%
Property Specialty - Treaty	15.0	10	17.6	10
Other Specialty - Treaty	24.7	16	28.4	16
Property and Specialty Individual Risk	5.5	4	7.0	4

Gross premiums written	152.6	100%	173.9	100%
Ceded reinsurance premiums	(43.6)		(36.2)
Net premiums written	$109.0		$137.7

Note - Montpelier Bermuda’s gross and net premiums written during the periods presented include amounts assumed from Montpelier at Lloyd’s.  Montpelier Bermuda’s reinsurance premiums ceded include amounts ceded to Collateralized Reinsurance. These inter-segment reinsurance agreements are eliminated in consolidation.  See “Corporate and Other” under this Item 2.

Gross premiums written within Montpelier Bermuda decreased 12% during the three month period ended March 31, 2015, versus the comparable 2014 period. This reduction was largely the result of pricing reductions in the Property Catastrophe - Treaty line of business, which led to decreased premium on certain renewed contracts and the non-renewal of others.

Net premiums written and earned by Montpelier Bermuda included decreases due to reinstatements of $0.3 million and $0.1 million during the three month periods ended March 31, 2015 and 2014, respectively.  The level of reinstatement premiums that Montpelier Bermuda may realize in future periods will be dependent upon the occurrence of future losses.

Reinsurance premiums ceded by Montpelier Bermuda during the three month periods ended March 31, 2015 and 2014, were $43.6 million and $36.2 million, respectively. The increase in Montpelier Bermuda’s reinsurance premiums ceded was primarily the result of more Property Catastrophe - Treaty business being ceded on a pro-rata basis to third parties.

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

Net Premiums Earned

Net premiums earned by Montpelier Bermuda were $68.1 million and $80.3 million during the three month periods ended March 31, 2015  and 2014, respectively. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier Bermuda’s loss and LAE reserve movements for the three month periods ended March 31, 2015  and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014
Gross unpaid loss and LAE reserves - beginning	$408.8	$520.9
Reinsurance recoverable on unpaid losses - beginning	(45.3)	(48.7)
Net unpaid loss and LAE reserves - beginning	363.5	472.2

Losses and LAE incurred:
Current year losses	31.7	25.9
Prior year losses	(30.8)	(26.0)
Total losses and LAE incurred	0.9	(0.1)

Losses and LAE paid and approved for payment	(18.3)	(37.6)

Net unpaid loss and LAE reserves - ending	346.1	434.5
Reinsurance recoverable on unpaid losses - ending	45.6	44.4

Gross unpaid loss and LAE reserves - ending	$391.7	$478.9

Note - Montpelier Bermuda’s ending reinsurance recoverable on unpaid losses at March 31, 2015 and December 31, 2014, include losses assumed from Montpelier at Lloyd’s in the amount of $6.6 million and $8.6 million, respectively, and amounts recoverable from our Collateralized Reinsurance segment of $8.5 million and $6.1 million, respectively, pursuant to inter-segment reinsurance arrangements which are eliminated in consolidation.

The following table presents Montpelier Bermuda’s net loss and LAE ratios for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
	2015	2014
Loss and LAE ratio - current year	46.5%	32.3%
Loss and LAE ratio - prior year	(45.2)%	(32.4)%

Loss and LAE ratio	1.3%	(0.1)%

Losses and LAE Incurred - three month periods ended March 31, 2015  and 2014

Current Year Loss and LAE Events

During the three month periods ended March 31, 2015 and 2014, Montpelier Bermuda incurred $31.7 million and $25.9 million in current year net losses and LAE, respectively. There were no individually significant known loss events impacting Montpelier Bermuda during either of those periods.

Prior Year Loss and LAE Development

During the three month period ended March 31, 2015, Montpelier Bermuda experienced $30.8 million in net favorable development on prior year loss and LAE reserves relating primarily to the following events and factors:

•                  2010 and 2011 New Zealand earthquakes ($6.7 million decrease),

•                 Casualty losses relating to multiple prior years, primarily 2008-2012 ($3.4 million decrease),

•                 2011 Japanese earthquake ($2.1 million decrease), and

•                  2005 Hurricane Wilma ($1.6 million decrease).

In addition, claims reported to Montpelier during the first quarter of 2015 indicated that IBNR for natural catastrophe losses it initially recorded during 2014 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by $4.1 million.

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

•                  2011 Thai floods ($1.6 million decrease),

•                  2011 Japanese earthquake ($1.4 million decrease),

•                  2012 Italian earthquake ($1.2 million decrease), and

•                  2010 Chilean earthquake ($1.1 million decrease).

In addition, claims reported to Montpelier Bermuda during the first quarter of 2014 indicated that IBNR for natural catastrophe losses it initially recorded during 2013 exceeded the extent of losses that actually occurred, and consequently Montpelier Bermuda decreased its loss and LAE reserves by a further $9.3 million during the first quarter of 2014.

The remaining net favorable development on prior year loss reserves recognized during the three month periods ended March 31, 2015 and 2014 (other than that relating to foreign currency movements, as discussed below) related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Losses and LAE Incurred

Montpelier Bermuda’s prior year losses and LAE incurred include foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $3.3 million and $(1.4) million during the three month periods ended March 31, 2015 and 2014, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier Bermuda’s losses and LAE incurred, they have a direct impact on its underwriting results and its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier Bermuda’s underwriting expenses for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
($ in millions)	2015	2014
Acquisition costs	$7.0	$8.1
Acquisition cost ratio	10.3%	10.1%

General and administrative expenses	$9.7	$8.7
General and administrative expense ratio	14.3%	10.9%

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

Montpelier Bermuda’s acquisition cost ratio for the three month period ended March 31, 2015 was largely consistent with that of the comparable 2014 period.  Montpelier Bermuda recorded net profit commission benefits of $2.1 million and $1.8 million during the three month periods ended March 31, 2015 and 2014, respectively.

The following table summarizes Montpelier Bermuda’s general and administrative expenses during the three month periods ended March 31, 2015  and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Operating expenses	$7.0	$6.8
Incentive compensation expenses	2.7	1.9

General and administrative expenses	$9.7	$8.7

Operating expenses incurred by Montpelier Bermuda during the first quarter of 2015 were consistent with those of the comparable 2014 period.

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

Montpelier Bermuda’s incentive compensation expenses incurred during the first quarter of 2015 increased versus those of the comparable 2014 period, primarily as a result of a greater number of Fixed RSUs outstanding.

MONTPELIER AT LLOYD’S

Underwriting results for Montpelier at Lloyd’s for the three month periods ended March 31, 2015  and 2014 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2015	2014

Gross premiums written	$77.5	$74.1
Ceded reinsurance premiums	(15.8)	(8.7)
Net premiums written	61.7	65.4
Change in net unearned premiums	(1.9)	(9.3)
Net premiums earned	59.8	56.1

Loss and LAE - current year losses	(39.8)	(35.7)
Loss and LAE - prior year losses	(2.4)	9.0
Acquisition costs	(15.9)	(12.9)
General and administrative expenses	(9.1)	(8.8)
Underwriting income (loss)	$(7.4)	$7.7

Loss and LAE ratio	70.5%	47.6%
Acquisition cost ratio	26.6%	23.0%
General and administrative expense ratio	15.2%	15.7%

GAAP combined ratio	112.3%	86.3%

Gross and Net Premiums Written

The following table summarizes Montpelier at Lloyd’s premium writings, by line of business, for the three month periods ended March 31, 2015  and 2014:

	Three Month Periods Ended March 31,
($ in millions)	2015		2014

Property Catastrophe - Treaty	$1.3	2%	$2.9	4%
Property Specialty - Treaty	0.9	1	1.3	2
Other Specialty - Treaty	21.4	27	21.6	29
Property and Specialty Individual Risk	53.9	70	48.3	65

Gross premiums written	77.5	100%	74.1	100%
Ceded reinsurance premiums	(15.8)		(8.7)
Net premiums written	$61.7		$65.4

Note - Montpelier at Lloyd’s reinsurance premiums ceded during the periods presented include amounts ceded to Montpelier Bermuda pursuant to inter-segment reinsurance agreements that are eliminated in consolidation.  See “Corporate and Other” under this Item 2.

Gross premiums written within Montpelier at Lloyd’s increased 5% during the three month period ended March 31, 2015 versus the comparable 2014 period. This increase was driven by an expansion of writings within Montpelier at Lloyd’s political risk, direct property and engineering classes of business, all of which are reflected in Property and Specialty Individual Risk.

Net premiums written and earned by Montpelier at Lloyd’s included increases in reinstatements of $1.3 million and $1.0 million during the three month periods ended March 31, 2015 and 2014, respectively.  The level of reinstatement premium that Montpelier at Lloyd’s may realize in future periods will be dependent upon the occurrence of future losses.

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

Net Premiums Earned

Net premiums earned at Montpelier at Lloyd’s were $59.8 million and $56.1 million during the three month periods ended March 31, 2015 and 2014, respectively.  Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Montpelier at Lloyd’s loss and LAE reserve movements for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Gross unpaid loss and LAE reserves - beginning	$349.8	$337.3
Reinsurance recoverable on unpaid losses - beginning	(18.1)	(23.3)
Net unpaid loss and LAE reserves - beginning	331.7	314.0

Losses and LAE incurred:
Current year losses	39.8	35.7
Prior year losses	2.4	(9.0)
Total losses and LAE incurred	42.2	26.7

Net foreign currency translation movements on loss and LAE reserves	(16.6)	2.1

Losses and LAE paid and approved for payment	(32.3)	(23.2)

Net unpaid loss and LAE reserves - ending	325.0	319.6
Reinsurance recoverable on unpaid losses - ending	18.3	19.3

Gross unpaid loss and LAE reserves - ending	$343.3	$338.9

Note - Montpelier at Lloyd’s ending reinsurance recoverable on unpaid losses at March 31, 2015 and December 31, 2014 include amounts recoverable from Montpelier Bermuda of $6.6 million and $8.6 million, respectively, pursuant to inter-segment reinsurance arrangements which are eliminated in consolidation.

The following table summarizes Montpelier at Lloyd’s net loss and LAE ratios for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
	2015	2014

Loss and LAE ratio - current year	66.5%	63.6%
Loss and LAE ratio - prior year	4.0%	(16.0)%

Loss and LAE ratio	70.5%	47.6%

Losses and LAE Incurred - three month periods ended March 31, 2015  and 2014

Current Year Loss and LAE Events

During the three month periods ended March 31, 2015 and 2014, Montpelier at Lloyd’s incurred $39.8 million and $35.7 million in current year net losses and LAE, respectively. The majority of Montpelier at Lloyd’s 2015 and 2014 current year losses and LAE related to claims and events that had been incurred during those periods, but had not yet been reported to us. There were no individually significant known loss events impacting Montpelier at Lloyd’s during each of the periods presented.

Prior Year Loss and LAE Development

During the three month period ended March 31, 2015, Montpelier at Lloyd’s experienced $2.4 million of net adverse development on prior year loss and LAE reserves.  This adverse development was primarily the result of foreign currency transaction losses as described below. Partially offsetting this adverse development was favorable development on losses previously recognized during 2014.  Claims reported to Montpelier during the first quarter of 2015 indicated that IBNR for natural catastrophe losses it initially recorded during 2014 exceeded the extent of losses that actually occurred, and consequently Montpelier decreased its loss and LAE reserves by $3.0 million.

During the first quarter of 2014, Montpelier at Lloyd’s experienced $9.0 million of net favorable development on prior year loss and LAE reserves. This primarily resulted from actual claims reported to Montpelier at Lloyd’s during the first quarter of 2014 being less than the amount of IBNR it initially provided for such claims in prior years. Consequently, Montpelier at Lloyd’s decreased its loss and LAE reserves, specifically those related to the Property and Specialty Individual Risk and Other Property Speciality - Treaty lines of business, by $5.8 million and $2.3 million, respectively.

The remaining net favorable development on prior year loss reserves recognized during the three month periods ended March 31, 2015 and 2014 (other than that relating to foreign currency movements, as discussed below) related to several smaller adjustments made across multiple classes of business.

Impact of Foreign Currency Transaction Gains and Losses on Prior Year Loss and LAE Reserves

Montpelier at Lloyd’s prior year losses and LAE incurred included foreign currency transaction gains (losses) relating to its prior year loss and LAE reserves of $(7.3) million and $1.9 million during the three month periods ended March 31, 2015 and 2014, respectively. Since these foreign currency transaction gains (losses) are reported as decreases (increases) in Montpelier at Lloyd’s losses and LAE incurred, they have a direct impact on its reported underwriting results and its underwriting ratios.

For the three month period ended March 31, 2015, Montpelier at Lloyd’s loss and LAE ratio of 70.5% (as well as its combined ratio of 112.3%) included a 12.2 percentage point detriment relating to net foreign currency transaction losses on its prior year loss and LAE reserves.  For the three month period ended March 31, 2014, Montpelier at Lloyds’ loss and LAE and combined ratios were largely unaffected by foreign currency transaction gains or losses on its prior year loss and LAE reserves.

Since a significant portion of Montpelier at Lloyd’s loss and LAE reserves are denominated in U.S. dollars, changes in the value of the British pound (Montpelier at Lloyd’s functional currency) relative to the U.S. dollar generate foreign currency transaction gains or losses within its losses and LAE incurred upon the conversion of these U.S. dollar-denominated liabilities to British pounds. However, the subsequent translation of these liabilities back into U.S. dollars in consolidation generates substantially offsetting foreign currency translation gains and losses, which are recorded as part of comprehensive income. Therefore, in periods in which there are meaningful movements in the relative value of the British pound versus the U.S. dollar, which was the case in the three month period ended March 31, 2015, the resulting impact to Montpelier at Lloyd’s losses and LAE incurred (as well as its loss and LAE and combined ratios) can significantly impact its reported underwriting performance without necessarily impacting the Company’s comprehensive income or shareholders’ equity.

Impact of Foreign Currency Translation Gains and Losses on Loss and LAE Reserves

Montpelier at Lloyd’s loss and LAE reserves included foreign currency translation gains (losses) of $16.6 million and $(2.1) million during the three month periods ended March 31, 2015 and 2014, respectively.  Since these foreign currency translation losses are reported as increases in Montpelier at Lloyd’s net change in foreign currency translation, which is a component of its comprehensive income or loss, they have no impact on its reported underwriting results or its underwriting ratios.

Underwriting Expenses

The following table summarizes Montpelier at Lloyd’s underwriting expenses for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
($ in millions)	2015	2014

Acquisition costs	$15.9	$12.9
Acquisition cost ratio	26.6%	23.0%

General and administrative expenses	$9.1	$8.8
General and administrative expense ratio	15.2%	15.7%

Acquisition costs include commissions, profit commissions, brokerage costs, and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced. Commissions earned by Montpelier at Lloyd’s from business that it cedes to reinsurers are recorded as reductions in its acquisition costs.

Profit commissions, which are paid by assuming companies to ceding companies in the event of favorable loss experience, change as Montpelier at Lloyd’s estimates of loss and LAE fluctuate and are accrued based on the estimated results of the subject contract.  Profit commission increases (decreases) totaled $1.1 million and $(0.8) million for the three month periods ended March 31, 2015 and 2014, respectively.

All other acquisition costs incurred by Montpelier at Lloyd’s are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business and commission revenue earned on purchased reinsurance covers, all of which are earned over the same period that the corresponding premiums are expensed.

Absent the impact of profit commissions, Montpelier at Lloyd’s acquisition cost ratio in the first quarter of 2015 was largely consistent with that of the comparable 2014 period.

The following table summarizes Montpelier at Lloyd’s general and administrative expenses during the three month periods ended March 31, 2015  and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Operating expenses	$7.2	$6.9
Incentive compensation expenses	1.9	1.9

General and administrative expenses	$9.1	$8.8

Montpelier at Lloyd’s operating expenses incurred during the first quarter of 2015 were largely consistent with the comparable 2014 period.

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

Montpelier at Lloyd’s incentive compensation expenses incurred during the first quarter of 2015 were consistent with those of the comparable 2014 period since the impact of having a greater number of Fixed RSUs outstanding for continuing employees during the 2015 period was offset by RSU forfeitures from departing employees and certain other related adjustments.

COLLATERALIZED REINSURANCE

Underwriting results for the Collateralized Reinsurance segment for the three month periods ended March 31, 2015  and 2014 were as follows:

	Three Month Periods Ended March 31,
($ in millions)	2015	2014

Gross premiums written	$34.5	$34.0
Ceded reinsurance premiums	—	—
Net premiums written	34.5	34.0
Change in net unearned premiums	(11.7)	(13.6)
Net premiums earned	22.8	20.4

Loss and LAE — current year losses	(1.8)	(1.0)
Loss and LAE — prior year losses	(0.4)	0.2
Acquisition costs	(4.7)	(3.8)
General and administrative expenses	(1.5)	(1.5)

Underwriting income	$14.4	$14.3

Loss and LAE ratio	9.7%	3.9%
Acquisition cost ratio	20.6%	18.6%
General and administrative expense ratio	6.6%	7.4%

GAAP combined ratio	36.9%	29.9%

Since the commencement of its operations in June 2012, the Collateralized Reinsurance segment has assumed natural catastrophe exposures from third-parties and Montpelier Re (pursuant to inter-segment reinsurance arrangements), all of which is reflected within the Property Catastrophe - Treaty line of business.

Gross and Net Premiums Written

Gross premiums written within Collateralized Reinsurance during the three month period ended March 31, 2015 were highly consistent with those written during the comparable 2014 period.

Net reinstatement premiums earned within the Collateralized Reinsurance segment were not significant in any of the periods presented.  The level of reinstatement premiums that the Collateralized Reinsurance segment may realize in future periods will be dependent upon the occurrence of future losses; however, any such reinstatement premiums are not expected to be material.

The Collateralized Reinsurance segment did not ceded any of its premiums to third-party reinsurers during the periods presented.

Net Premiums Earned

Net premiums earned by the Collateralized Reinsurance segment were $22.8 million and $20.4 million during the three month periods ended March 31, 2015 and 2014, respectively.  Premiums earned are primarily a function of the amount and timing of net premiums previously written.

Loss and LAE Reserve Movements

The following table summarizes Collateralized Reinsurance’s loss and LAE reserve movements for the three month periods ended March 31, 2015  and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Gross and net unpaid loss and LAE reserves - beginning	$12.5	$0.6

Losses and LAE incurred:
Current year losses	1.8	1.0
Prior year losses	0.4	(0.2)
Total losses and LAE incurred	2.2	0.8

Losses and LAE paid and approved for payment	(2.8)	0.1

Gross and net unpaid loss and LAE reserves - ending	$11.9	$1.5

Note - Collateralized Reinsurance’s ending reinsurance recoverable on unpaid losses at March 31, 2015 and December 31, 2014, include losses assumed from Montpelier Bermuda in the amount of $8.5 million and $6.1 million, respectively, pursuant to inter-segment reinsurance arrangements which are eliminated in consolidation

Collateralized Reinsurance’s underwriting results for the three month periods ended March 31, 2015 and 2014 included $2.2 million and $0.8 million of net losses and LAE incurred, respectively. There were no individual loss events known to have a significant impact on Collateralized Reinsurance’s underwriting results during the periods presented.

Collateralized Reinsurance’s net adverse (favorable) development on prior year loss and LAE reserves was not significant during any of the periods presented.

Underwriting Expenses

The following table summarizes Collateralized Reinsurance’s underwriting expenses for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
($ in millions)	2015	2014

Acquisition costs	$4.7	$3.8
Acquisition cost ratio	20.6%	18.6%

General and administrative expenses	$1.5	$1.5
General and administrative expense ratio	6.6%	7.4%

Collateralized Re’s acquisition costs include commissions, profit commissions, brokerage costs and excise taxes, when applicable.  Profit commissions and brokerage costs can vary based on the nature of business produced.

Profit commissions, which are paid by assuming companies to ceding companies in the event of a favorable loss experience, change as Collateralized Reinsurance’s estimates of loss and LAE fluctuate.  During the three month periods ended March 31, 2015 and 2014, the Collateralized Reinsurance segment incurred $1.0 million and $0.9 million, respectively, in profit commissions.

All other acquisition costs incurred by the Collateralized Reinsurance segment are generally driven by contract terms and are normally a set percentage of gross premiums written. Such acquisition costs consist of commission expenses incurred on assumed business less commission revenue earned on purchased reinsurance covers, if any, all of which are earned over the same period that the corresponding premiums are expensed.

Collateralized Reinsurance’s acquisition cost ratio for the three month period ended March 31, 2015 was higher than that of the comparable 2014 period, reflecting a higher proportion of specialized quota share reinsurance business assumed by the Collateralized Reinsurance segment from the Montpelier Bermuda segment during the 2015 period.

The following table summarizes the Collateralized Reinsurance segment’s general and administrative expenses during the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Operating expenses	$0.8	$1.0
Incentive compensation expenses	0.7	0.5

General and administrative expenses	$1.5	$1.5

The Collateralized Reinsurance segment’s general and administrative expenses consist primarily of third-party legal, consulting costs and director fees, as well as personnel costs. The General and Administrative expenses incurred by Collateralized Reinsurance during the first quarter of 2015 were largely consistent with those of the comparable 2014 period.

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

Our Corporate and Other results for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Gross premiums written	$(11.2)	$(8.5)
Ceded reinsurance premiums	11.2	8.5
Net premiums written	—	—
Change in net unearned premiums	—	—
Net premiums earned	—	—

Loss and LAE — current year losses	—	—
Loss and LAE — prior year losses	(2.4)	—
Acquisition costs	—	—
General and administrative expenses	(8.6)	(7.8)
Underwriting loss	$(11.0)	$(7.8)

The premium activity reflected within Corporate and Other represent the elimination of inter-segment reinsurance arrangements between Montpelier Bermuda and Montpelier at Lloyd’s, and between Montpelier Bermuda and Collateralized Reinsurance, and (ii) premium adjustments relating to policies written by MUSIC on or prior to December 31, 2011, which were not significant during the periods presented.

The premium eliminations relating to inter-segment reinsurance arrangements recorded within Corporate and Other during the periods presented were as follows:

	Three Month Period Ended March 31, 2015			Three Month Period Ended March 31, 2014
(Millions)	Gross premiums written	Ceded reins. premiums	Net premiums written	Gross premiums written	Ceded reins. premiums	Net premiums written

Montpelier Bermuda	$(0.2)	$(11.4)	$(11.6)	$0.3	$(8.2)	$(7.9)
Montpelier at Lloyd’s	—	0.2	0.2	—	(0.3)	(0.3)
Collateralized Reinsurance	11.4	—	11.4	8.2	—	8.2
Total inter-segment premiums	$11.2	$(11.2)	$—	$8.5	$(8.5)	$—

The loss and LAE incurred within Corporate and Other represent losses associated with the business retained in connection with the MUSIC Sale. There were no individually significant losses or loss events associated with the adverse prior year loss development on the reserves recorded during the first quarter of 2015.

The following table summarizes the general and administrative expenses of Corporate and Other during the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Operating expenses	$5.8	$6.2
Incentive compensation expenses	2.8	1.6
General and administrative expenses	$8.6	$7.8

Operating expenses recorded within Corporate and Other include salaries and benefits, information technology costs, director fees, legal and consulting expenses, corporate insurance premiums, audit fees and fees associated with the Company and BCRH being publicly traded companies.

The decrease in operating expenses incurred during the three month period ended March 31, 2015, as compared to the first quarter of 2014, was primarily the result of a decrease in routine legal and other professional fees incurred during the 2015 period. Note that the Company did incur non-routine, Merger-related expenses of this nature during the first quarter of 2015, which were included in other expenses (non-underwriting) within the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

Corporate and Other’s incentive compensation expenses incurred during the first quarter of 2015 increased versus those of the comparable 2014 period, primarily as a result of: (i) a greater number of employee and director Fixed RSUs outstanding during the 2015 period; and (ii) RSU forfeitures from departing employees recognized during the 2014 period.

II. Review of Non-Underwriting Results - Consolidated

Net Investment Income and Total Return on Cash and Investments

The following table summarizes our net investment income and total return on cash and investments for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
($ in millions)	2015	2014

Investment income	$10.9	$15.3
Investment expenses	(1.1)	(2.4)
Net investment income	9.8	12.9
Net realized investment gains (losses)	6.7	(0.1)
Net unrealized investment gains	7.1	22.8
Net income (loss) from investment-related derivative instruments:
Foreign Exchange Contracts - investment activities	1.6	(5.6)
Credit Derivatives	(2.4)	(2.9)
Interest Rate Contracts	(0.4)	2.5
Investment Options and Futures	(0.6)	(0.8)
Net foreign currency transaction gains (losses) - investing activities	(1.2)	1.8
Total return on cash and investments ($)	$20.6	$30.6

Weighted average investment portfolio value including cash	$3,139	$3,170
Total investment return on cash and investments (%)	0.7%	1.0%

Weighted average investment portfolio value including cash, as adjusted (1)	$2,677	$2,763
Total investment return on cash and investments (%), as adjusted (1)	0.8%	1.1%

(1)   Our weighted average investment portfolio and investment return calculations, as adjusted, exclude the cash, cash equivalents and short-term investments ($461.7 million and $406.8 million during the three month periods ended March 31, 2015 and 2014,  respectively) which relate to our Collateralized Reinsurance segment.  These assets are earmarked for the benefit of our Collateralized Reinsurance segments cedants and counterparties and are not intended to provide Montpelier or its cedants and counterparties with any investment return.

Our total return on cash and investments during the three month period ended March 31, 2015 was lower than that of the corresponding 2014 period, due primarily to lower net realized and unrealized gains experienced during the 2015 period.

Our investment income decreased during the 2015 period, versus the corresponding 2014 period, due mainly to: (i) declines in market interest rates; and (ii) declines in the weighted average investment portfolio. Our investment expenses during the 2015 period were less that those of the corresponding 2014 period due to recent investments made in the form of investment funds (whose management fees are netted against the funds’ investment performance).

During the first quarter of 2015 we experienced $13.8 million of net realized and unrealized investment gains consisting of $9.3 million in net gains from our fixed maturity portfolio, $3.3 million in net gains from our equity portfolio and $1.2 million in net gains from our other investments.  The fixed maturity net gains we experienced during the first quarter of 2015 were largely the result of a decline in market interest rates. The equity portfolio net gains we experienced during the first quarter of 2015 followed a trend consistent with global equity markets. The other investment net gains we experienced during the first quarter of 2015 related primarily to a limited partnership investment that invests in distressed debt instruments.

During the first quarter of 2014 we experienced $22.7 million of net realized and unrealized investment gains consisting of $15.3 million in net gains from our fixed maturity portfolio, $3.6 million in net gains from our equity portfolio and $3.8 million in net gains from our other investments.  The fixed maturity net gains we experienced during the first quarter of 2014 were largely the result of a decline in the U.S. Treasury yield curve. The equity portfolio net gains we experienced during the first quarter of 2014 followed a trend consistent with that of the U.S. equity market, as measured by the S&P 500, when considering that we increased our portfolio allocation to equity securities mid-quarter. The other investment net gains we experienced during the first quarter of 2014 related primarily to a limited partnership investment that invests in distressed debt instruments.

Certain of our investment managers have entered into derivative contracts for investment purposes. Our total net loss from investment-related derivative instruments was $1.8 million and $6.8 million during the three month periods ended March 31, 2015 and 2014, respectively.  Each of our derivative instruments, as well as the income and loss derived therefrom, is described in Note 6 of the Notes to Consolidated Financial Statements.

During the three month periods ended March 31, 2015 and 2014, we experienced net foreign currency transaction gains (losses) on cash and investments (those in connection with our investing activities) of $(1.2) million and $1.8 million, respectively. These foreign currency transaction gains and losses represent foreign currency exchange fluctuations in the value of our non-U.S. dollar managed cash and investments.

Our investments classified as Level 3 securities (as defined in GAAP) as of March 31, 2015, December 31, 2014 and March 31, 2014 consisted primarily of the following:  (i) with respect to certain fixed maturity investments, bank loans and certain asset-backed securities, many of which are not actively traded; and (ii) with respect to other investments, certain investments in investment funds and limited partnerships.  Our Level 3 securities measured at fair value represented 5.2% ($115.5 million), 3.9% ($83.8 million) and 0.9% ($24.4 million) of our total invested assets measured at fair value as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The increase in our level 3 securities from those of the first quarter of 2014 primarily reflects the addition of an investment fund that cannot be readily redeemed due to lock-up restrictions.

As of March 31, 2015, we held net sovereign, corporate and asset-backed fixed maturity investments with exposure to the Eurozone with a fair value of $125.7 million (amortized cost of $125.9 million). Of our total Eurozone holdings at March 31, 2015, $31.6 million (amortized cost $31.4 million) represented net debt obligations of financial corporations.

Net Foreign Currency Gains (Losses)

The following table summarizes the components of our consolidated net foreign currency gains (losses) for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Net foreign currency transaction gains (losses) - investing activities	$(1.2)	$1.8
Net foreign currency transaction gains (losses) - other activities	7.4	(3.6)

Net foreign currency gains (losses)	$6.2	$(1.8)

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

The net foreign currency transaction gains (losses) we experienced during the periods presented associated with our other activities were primarily due to a strengthening (weakening) of the U.S. dollar against the British pound. During the first quarter of 2015, a period in which there was a significant strengthening of the U.S. dollar against the British pound, the net foreign currency transaction gains we incurred during that period were particularly pronounced.

Net Losses From Derivative Instruments

Our consolidated net losses from derivative instruments were $3.5 million and $5.1 million during the three month periods ended March 31, 2015 and 2014, respectively.  Each of our derivative instruments, as well as the net income and loss derived therefrom during the periods presented, is described in Note 6 of the Notes to Consolidated Financial Statements.

Other Revenues

Our consolidated other revenues of $1.4 million and $0.3 million for the three month periods ended March 31, 2015 and 2014, respectively, represented: (i) for the 2015 period, non-underwriting income associated with Cladium; and (ii) for the 2014 period, equity in the earnings of a specialty managing general agency in which we hold a minority investment.

Interest and Other Financing Expenses

The following table summarizes our consolidated interest and other financing expenses for the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Interest expense - Senior Notes	$3.5	$3.5
Interest expense - Trust Preferred Securities	1.0	1.0
Letter of credit fees, trust fees and amortization of debt issuance costs	0.2	0.2

Interest and other financing expenses	$4.7	$4.7

Our other interest and financing expenses consist of interest expense and commitment fees associated with the BCRH Credit Agreement, trust fees and amortization of debt issuance costs.

Our interest and other financing expenses during the three month period ended March 31, 2015 were highly consistent with those of the corresponding 2014 period.

Other Expenses

The following table summarizes our consolidated other expenses for the three month periods ended March 31, 2015, and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Merger-related expenses	$3.4	$—
Cladium operating expenses	1.0	—
Expenses from the Loss Development Cover	0.2	—
Other non-underwriting expenses	0.2	—

Other expenses	$4.8	$—

Our consolidated other expenses for the three month period ended March 31, 2015 consisted primarily of: (i) investment banking, legal fees and other Merger-related expenses; (ii) non-underwriting operating expenses associated with Cladium; (iii) a provision for our ongoing obligation to Selective in connection with the MUSIC Sale pursuant to the Loss Development Cover; and (iv) amortization of an intangible asset associated with Cladium.

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

During the three month periods ended March 31, 2015 and 2014, we recorded an income tax benefit (provision) of $(1.0) million and $0.1 million, respectively.  During each of these periods, the income tax movements were associated primarily with our U.K. operations. See Note 13 of the Notes to Consolidated Financial Statements.

Our Bermuda operations are not subject to Bermuda income taxes.  During the three month periods ended March 31, 2015 and 2014, these operations had pretax income of $61.1 million and $105.2 million, respectively.

Our U.K. operations are subject to U.K. income taxes.  During the three month periods ended March 31, 2015 and 2014, these operations had pretax income (losses) of $2.9 million and $(2.9) million, respectively.  During the three month periods ending March 31, 2015 and 2014, the entities within our U.K. group recorded net income tax benefit (provisions) totaling $(0.8) million and $0.1 million, respectively.

Our U.S. operations are subject to U.S. Federal income taxes but are in a cumulative net operating loss position so no Federal income tax provisions or benefits are currently being recognized.  During the three month periods ended March 31, 2015 and 2014, these operations had pretax income (losses) of $0.7 million and (0.2) million, respectively.

Our U.S. operations are also subject to U.S. Federal alternative minimum tax, and state and local income taxes which totaled $0.2 million and less than $0.1 million during the three month periods ended March 31, 2015 and 2014, respectively.

Net Income Attributable to Non-Controlling Interests

The following table summarizes the net income attributable to non-controlling interests during the three month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended March 31,
(Millions)	2015	2014

Income attributable to third-party investments in the BCGR Cell	$4.6	$4.7
Income attributable to third-party investments in BCRH	3.7	4.3

Net income attributable to non-controlling interests	$8.3	$9.0

Dividends Declared on Preferred Shares

During each of the three month periods ended March 31, 2015 and 2014, we declared $3.3 million of dividends on our Preferred Shares.

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

As a provider of short-tail insurance and reinsurance, mainly from natural and man-made catastrophes, we could be required to pay significant losses on short notice. As a result, we have structured our investment portfolio with high-quality fixed maturity securities with a short average duration in order to reduce our sensitivity to interest rate fluctuations and to provide adequate liquidity for the settlement of our liabilities.  As of March 31, 2015, the average duration of our investment portfolio, including cash and cash equivalents, was 1.0 years (inclusive of relevant derivative and short positions).  If our calculations with respect to the timing of the payment of our liabilities are incorrect, or if we improperly structure our investment portfolios, we could be forced to liquidate our investments at inopportune times, potentially at a significant loss.

As of March 31, 2015, our sources of immediate and unencumbered liquidity consisted of: (i) $72.8 million of cash and cash equivalents; (ii) $88.6 million of highly liquid fixed maturity investments which currently trade at a very narrow bid-ask spread and whose proceeds are available within two business days; and (iii) $184.4 million of publicly-traded equity securities whose proceeds are available within four business days.  Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment and other investment portfolios, although the bid-ask spreads associated with such investment securities could be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.

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

As of March 31, 2015, BCRH had $4.0 million of outstanding borrowings under the BCRH Credit Agreement which must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015.  See Note 5 of the Notes to Consolidated Financial Statements.

BCRH intends to repay the remaining $4.0 million of its outstanding borrowings under the BCRH Credit Agreement with funds it expects to receive from Blue Capital Re, which are expected to be made available to Blue Capital Re in the normal course through scheduled releases of funds currently held as collateral.

The BCRH Credit Agreement contains covenants that limit BCRH’s and, to a lesser extent, the Company’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The BCRH Credit Agreement also contains covenants that require: (i) BCRH to maintain a debt to total capitalization ratio less than or equal to 22.5%; (ii) the Company to maintain a financial strength rating from Fitch of at least “BBB+”; and (iii) each of BCRH and the Company to maintain at least 70% of its net worth as of the date of the BCRH Credit Agreement.  If BCRH or the Company were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against BCRH or the Company.  As of March 31, 2015, BCRH and the Company (as a guarantor) were in compliance with each of the covenants associated with the BCRH Credit Agreement.

BCRH and the Company renewed the BCRH Credit Agreement on May 1, 2015 (the “Amended BCRH Credit Agreement”).  The Amended BCRH Credit Agreement also contains certain financial covenants as well as covenants that limit BCRH’s and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The covenants associated with the Amended BCRH Credit Agreement were, however, amended to permit the agreement to survive the Merger.

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

As of March 31, 2015, the BCGR Listed Fund had no outstanding borrowings under the BCGR Credit Agreement.

The BCGR Credit Agreement contains covenants that limit the BCGR Listed Fund’s and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The BCGR Credit Agreement also contains a financial covenant that requires the Company to maintain a leverage ratio at or below 30%.  If the Company were to fail to comply with any of these covenants, the lender could revoke the facility and exercise remedies against the Company.  As of March 31, 2015, the BCGR Listed Fund and the Company (as a guarantor) were in compliance with each of the covenants associated with the BCGR Credit Agreement.

The BCGR Listed Fund and the Company currently expect to renew the BCGR Credit Agreement prior to its scheduled expiration on May 14, 2015.

Liquidity Requirements of the Merger

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, our shareholders will be entitled to receive consideration of 0.472 common shares of Endurance and $9.89 in cash per Common Share. The cash portion of the consideration will be funded through a pre-closing dividend to be paid by us. The pre-closing dividend is expected to be approximately $450.2 million, including dividend equivalents payable to holders of RSUs.

We intend to redeem the Preferred Shares in connection with the Merger for $26.00 per share, or $156.0 million in aggregate, plus declared and unpaid dividends, if any, to the date of the redemption. See Note 7 of the Notes to Consolidated Financial Statements.

We further expect to incur approximately $14.5 million of additional Merger-related expenses in 2015.

The aggregate amount of additional cash that we will require in order to meet the foregoing Merger-related obligations is approximately $620 million.  We intend to raise this cash through sales and maturities of certain of Montpelier Re’s investment securities.  We currently believe that we will be able to comfortably raise these funds in an opportunistic manner over the next several weeks, primarily through: (i) sales of highly liquid fixed maturity and other investments which currently trade at a very narrow bid-ask spread; (ii) sales of publicly-traded equity securities; and (iii) maturities of fixed maturity investments. Further, we believe that we have significant sources of additional liquidity within our fixed maturity investment and other investment portfolios, if needed, although the bid-ask spreads associated with such investment securities could be broader, perhaps significantly, than those with respect to the securities referred to above, particularly if a large individual investment were required to be liquidated in an expeditious manner.

With respect to the year ending December 31, 2015, Montpelier Re has the ability to dividend and distribute (in the form of a return of capital) up to $688.7 million to the Company without BMA approval. See Note 11 of the Notes to Consolidated Financial Statements.

Dividend Restrictions of the Merger

Pursuant to the terms of the Merger Agreement, we are prohibited from declaring or paying any dividend or making other distributions, other than: (i) dividends or distributions paid by a wholly-owned subsidiary to it or its subsidiaries, (ii) quarterly cash dividends in the ordinary course of business on Common Shares and Preferred Shares with record and payment dates consistent with past practice, in an amount not to exceed $0.20 and $0.5547 per share, respectively, per quarter; and (iii) the pre-closing dividend contemplated by the Merger Agreement.

Capital Resources

The following table summarizes our capital structure (defined as our total shareholders’ equity available to the Company and our long-term debt) as of March 31, 2015 and December 31, 2014:

	March 31,	Dec. 31,
(Millions)	2015	2014

Senior Notes, at face value	$300.0	$300.0
Trust Preferred Securities	100.0	100.0
Total long-term debt	$400.0	$400.0

Preferred Shareholders’ Equity available to the Company	150.0	150.0
Common Shareholders’ Equity available to the Company	1,543.1	1,498.2
Total Capital available to the Company	$2,093.1	$2,048.2

Our total capital increased by $44.9 million during the three month period ended March 31, 2015 as a result of our recording comprehensive income available to the Company of $53.9 million, recognizing $3.3 million of additional paid-in capital through the amortization and issuances of share-based compensation and declaring $12.3 million in dividends to holders of Common Shares and Preferred Shares.

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

The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Except in certain limited circumstances, the Preferred Shares are not redeemable prior to May 10, 2016.  After that date, we may redeem the Preferred Shares at our option, in whole or in part, at a price of $25.00 per share plus any declared and unpaid dividends. We intend to redeem the Preferred Shares in connection with the Merger for $26.00 per share.  See Note 7 of the Notes to Consolidated Financial Statements.

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

The agreements governing our letter of credit facilities contain covenants that limit our ability, among other things, to grant liens on our assets, sell our assets, merge or consolidate, incur debt and enter into certain agreements.  In addition, our four year committed letter of credit facility requires us to maintain a debt to capital ratio of no greater than 30% and for Montpelier Re to maintain an A.M. Best financial strength rating of no less than “B++.”  If we were to fail to comply with these covenants or fail to meet these financial ratios, the lenders could revoke these facilities and exercise remedies against us.  As of March 31, 2015 and December 31, 2014, we were in compliance with each of the covenants contained in our letter of credit facilities.

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

Montpelier Re

Montpelier Re is currently rated “A” by A.M. Best (Excellent, with a stable outlook), “A-” by Standard & Poor’s (Strong, with a positive outlook) and “A” by Fitch Ratings Ltd. (Strong, rating watch negative).  “A” is the third highest of fifteen A.M. Best financial strength ratings, “A-” is the seventh highest of twenty-one Standard & Poor’s financial strength ratings and “A” is the sixth highest of twenty-four Fitch Ratings Ltd. financial strength ratings.

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

A downgrade of Montpelier Re’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with Montpelier Re. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or below “A-” by Standard and Poor’s constitutes grounds for cancellation.  In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would impact Montpelier Re and the Company.  See Item 1A “Risk Factors” contained in the 2014 Form 10-K, as filed with the SEC.

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

A downgrade of Lloyd’s A.M. Best or Standard & Poor’s rating could also trigger provisions allowing some ceding companies to opt to cancel their reinsurance contracts with Syndicate 5151. For the majority of contracts that incorporate rating provisions, a downgrade of below “A-” by A.M. Best, or “A-” by Standard and Poor’s constitutes grounds for cancellation. In the event of such a downgrade, we cannot predict whether or how many of our clients would actually exercise such cancellation rights or the extent to which any such cancellations would impact Syndicate 5151 and the Company.  See Item 1A “Risk Factors” contained in the 2014 Form 10-K, as filed with the SEC.

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

Off-Balance Sheet Arrangements

The Foreign Exchange Contracts, Credit Derivatives, Interest Rate Contracts, Investment Options and Futures, certain of our ongoing obligations to Selective in connection with the MUSIC Sale and the Company’s guarantee of the BCGR Listed Fund’s obligations under the BCGR Credit Agreement each constitute off-balance sheet arrangements. Excluding these specific transactions, as of March 31, 2015, we were not subject to any off-balance sheet arrangements that we believe are material to our investors.

Cash Flows

We experienced a net increase in our cash and cash equivalents of $168.7 million and $279.0 million during the three month periods ended March 31, 2015 and 2014, respectively.

We generated $43.5 million and $55.1 million of net cash and cash equivalents from our operations during the three month periods ended March 31, 2015 and 2014, respectively, which resulted primarily from our premiums received, net of acquisition costs, exceeding our net losses paid.  Our net loss and LAE payments during the three month period ended March 31, 2015 were $55.5 million, versus $63.4 million during the comparable 2014 period.

Our investing activities provided (used) net cash and cash equivalents of $139.7 million and $(99.8) million during the three month periods ended March 31, 2015 and 2014, respectively.  The cash and cash equivalents provided from investing activities during the 2015 period primarily resulted from net investment sales, primarily sales of short-term fixed maturities by Blue Water Re.  The cash and cash equivalents used for investing activities during the 2014 period primarily resulted from net investment purchases (representing the investment of a portion of the net proceeds from repurchase and reverse repurchase agreements).

Our financing activities provided (used) net cash and cash equivalents of $(13.2) million and $321.7 million during the three month periods ended March 31, 2015 and 2014, respectively. The decrease in cash and cash equivalents experienced during the 2015 period, versus the comparable 2014 period, is primarily due to a $397.4 million decrease in repurchase agreements outstanding; partially offset by a $66.2 million reduction in repurchases of Common Shares.

Detailed information regarding our cash flows for the three month periods ended March 31, 2015 and 2014, follows:

For the three month period ended March 31, 2015:

Our cash and cash equivalents provided from operations totaled $43.5 million.

Our cash and cash equivalents provided from investing activities totaled $139.7 million, resulting from the following:

•                  we received $120.2 million from net sales of investment securities,

•                  we paid $1.1 million in settlements of investment-related derivative instruments,

•                  we had a $22.4 million decrease in our restricted cash, and

•                  we paid $1.8 million to acquire capitalized assets.

Our cash and cash equivalents used for financing activities totaled $13.2 million, resulting from the following:

•                  we received $6.8 million from third party investors in the BCGR Listed Fund,

•                  BCRH repaid $4.0 million of its borrowings under the BCRH Credit Agreement,

•                  BCRH paid $3.8 million in dividends to non-controlling holders of BCRH Common Shares, and

•                  we paid $12.2 million in dividends to holders of Common Shares and Preferred Shares.

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

Credit Quality of Our Fixed Maturity Portfolio

The following table outlines the current Standard & Poor’s credit quality rating of our fixed maturities at March 31, 2015:

(Millions) Rating / Type	Fair Value at March 31, 2015

AAA	$424.2
U.S. Government and agencies (AA+)	294.2
AA	385.1
A	298.6
BBB	196.5
Below BBB	304.6
Not rated	35.4

Total fixed maturities	$1,938.6

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

Loss and LAE Reserves

We did not make any significant changes in the assumptions or methodology we use in our reserving process during the three month period ended March 31, 2015.  As of March 31, 2015 and December 31, 2014, our best estimate for gross unpaid loss and LAE reserves was $751.4 million and $775.7 million, respectively, and our best estimates for net unpaid loss and LAE reserves was $702.6 million and $727.0 million, respectively.  As of March 31, 2015 and December 31, 2014, IBNR represented 62% of our net unpaid loss and LAE reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our loss and loss adjustment expense reserves. Due to the low frequency and high severity nature of much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.  As of March 31, 2015, we estimate that a 15% change in our net unpaid loss and LAE reserves would result in an increase or decrease of our net income or loss and shareholders’ equity by approximately $105.4 million. The net income or loss and shareholders’ equity impact of the change in net reserves may be partially offset by adjustments to items such as reinstatement premiums, profit commissions, incentive compensation and income taxes.

Further information regarding our loss and LAE reserve estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2014 Form 10-K, as filed with the SEC.

Written and Earned Insurance and Reinsurance Premiums

We did not make any significant changes in the manner in which we recognize our written and earned insurance and reinsurance premiums during the three month period ended March 31, 2015.

Detailed information regarding our written and earned insurance and reinsurance premiums is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2014 Form 10-K, as filed with the SEC.

Ceded Reinsurance

We did not make any significant changes in the manner in which we recognize our ceded reinsurance premiums during the three month period ended March 31, 2015.

Detailed information regarding our ceded reinsurance estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2014 Form 10-K, as filed with the SEC.

Share-Based Compensation

On the basis of the Company’s forecasted results for 2015, the Company anticipated issuing 414,460 Variable RSUs for the 2015-2018 award cycle as of March 31, 2015, or 100% of the Target Variable RSUs available for that cycle.  The actual number of Variable RSUs to be awarded for the 2015 - 2018 award cycle, if any, will not be finalized until approved by the Compensation Committee.  See Note 12 of the Notes to Consolidated Financial Statements.

If our results for the balance of 2015 were to develop unfavorably, resulting in a zero (0% of Target) payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2015 would be $1.9 million redundant and the RSU expense that we would expect to incur in future periods would decrease from $27.3 million to $14.9 million.  Additionally, the Company’s total RSUs outstanding would decrease by 414,460 RSUs.

If our results for the balance of 2015 were to develop favorably, resulting in the maximum possible (200% of Target)  payout for incentive compensation purposes, our share-based compensation accruals at March 31, 2015 would be $1.9 million deficient and the RSU expense that we would expect to incur in future periods would increase from $27.3 million to $39.7 million.  Additionally, the Company’s total RSUs outstanding would increase by 414,460 RSUs.

Further information regarding our share-based compensation estimates is included in the section entitled “Summary of Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2014 Form 10-K, as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Refer to the 2014 Form 10-K, as filed with the SEC, and in particular Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”   As of March 31, 2015, there were no material changes to our market risks as described in the 2014 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in §§240.13a-15(e) and §§240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three month period ended March 31, 2015, there were no changes in the Company’s internal controls that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the Tribune litigation (which is disclosed in Note 4 of the Notes to Consolidated Financial Statements) and any disputes involving insurance or reinsurance contracts in the normal course of business, we had no other unresolved legal proceedings at March 31, 2015.

Item 1A.     Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are: (i) any of the risks described in Item 1A “Risk Factors” included in the 2014 Form 10-K, as filed with the Securities and Exchange Commission; and (ii) those presented below, which serve to either amend or supplement those risks described in the 2014 Form 10-K.

Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to the Merger

Failure to complete the Merger could negatively impact the price of our Common Shares, as well as our future business, financial results and ratings, and could adversely impact our ability to realize the anticipated benefits of the Merger.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, we may be unable to complete the Merger.

If the Merger is not completed, our ongoing business may be adversely affected as follows:

•    we may experience negative reactions from the financial markets, including negative impacts on the market price of our Common Shares;

•    the attention of management will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us;

•    the manner in which brokers, insurers, cedants and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for or write new business or obtain renewals in the marketplace;

•    we may experience negative reactions from employees;

•    we will have expended time and resources that could otherwise have been spent on our existing business;

•    we may be required, in certain circumstances, to pay a termination fee of $73.2 million and/or reimburse Endurance for its incurred out-of-pocket expenses (not to exceed $9.2 million), as provided in the Merger Agreement; and

•    our ratings may be adversely affected, which could have an adverse effect on our business, financial condition and operating results.

Additionally, in approving the Merger Agreement, the Board considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our Common Shares (including the special dividend), based on Endurance’s closing price on March 30, 2015, represented a 19% premium to the unaffected closing price per Common Share on December 10, 2014.  If the Merger is not completed, neither the Company nor its holders of Common Shares will realize these and other anticipated benefits of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.

The Merger is conditioned on, among other things, the approval by holders of our Common Shares and holders of Endurance’s common shares. We have not yet scheduled a special meeting of our shareholders, and Endurance has not yet scheduled a special meeting of its shareholders, to consider and vote upon the Merger and related matters.

A significant delay in consummating or a failure to consummate the Merger could have a material adverse effect on the price of our Common Shares and our operating results.

Because the Merger is subject to certain closing conditions, it is possible that the Merger may not be completed or may not be completed as quickly as expected. If the Merger is not completed, it could have a material adverse effect on the price of our Common Shares. In addition, any significant delay in consummating the Merger could have a material adverse effect on our operating results and adversely affect our relationships with customers and would likely lead to a significant diversion of management and employee attention and potential employee attrition.

Expenses related to the proposed Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the proposed Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to Endurance a termination fee of approximately $73.2 million and/or reimburse Endurance for its incurred out-of-pocket expenses (not to exceed $9.2 million). Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to Endurance.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.

The Merger Agreement requires us to act in the ordinary course of business and restricts us, without the consent of Endurance, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.

Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees and our customers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger, as employees of the Company may experience uncertainty about their future roles with the combined company.  If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as brokers, insurers, cedants and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company, Endurance or the combined company.  If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Endurance has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Endurance. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction, subject to limited exceptions. If we or Endurance terminate the Merger Agreement and we are subsequently acquired by another company, we may in some circumstances be required to reimburse Endurance for its incurred out-of-pocket expenses (not to exceed $9.2 million) and/or a pay to Endurance a termination fee of $73.2 million. Further, our Board of Directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to Endurance its recommendation that our shareholders approve the Merger.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or the payment of expenses that may become payable in certain circumstances.

The market price of Endurance’s common shares will continue to fluctuate after completion of the Merger and may be affected by factors different from those affecting our share price.

Upon completion of the Merger, holders of our Common Shares will become holders of Endurance common shares. The market price of Endurance common shares may fluctuate significantly following consummation of the Merger and holders of our Common Shares could lose the value of their investment in Endurance common shares. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which could have a material adverse effect on the market for, or liquidity of, Endurance common shares, regardless of Endurance’s actual operating performance. In addition, Endurance’s business differs in important respects from that of the Company, and accordingly, the results of operations of the combined company and the market price of Endurance common shares after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of Endurance and the Company.

Combining the two companies may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The Company and Endurance have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Endurance’s ability to successfully combine and integrate the businesses of Endurance and the Company. It is possible the pending nature of the merger and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention of both the Company and Endurance, increased competition, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors, and employees or to achieve the anticipated benefits and cost savings of the Merger. If Endurance experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management’s attention and resources. These integration matters could have an adverse effect on each of Endurance and the Company during this transition period and for an undetermined period after completion of the Merger on the combined company, which could adversely affect the results of operations of the combined company and the market price of Endurance common shares after the completion of the Merger.

Because the equity portion of the merger consideration is determined by an exchange ratio that will not be adjusted to reflect fluctuations in the market price of Endurance common shares, holders of Common Shares cannot be sure of the value of the equity portion of the merger consideration they will receive in the Merger.

At the effective time of the Merger, each of our Common Shares issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.472 duly authorized, validly issued, fully paid and nonassessable common shares of Endurance, subject to customary cash adjustments for fractional shares. The number of common shares of Endurance to be issued pursuant to the Merger Agreement for each of our Common Shares will not change to reflect changes in the market price of Endurance common shares or our Common Shares. The market price of Endurance common shares at the time of completion of the Merger may vary significantly from the market prices of Endurance common shares on the date the Merger Agreement was executed or at other later dates, including the date on which the holders of our Common Shares vote to approve the Merger. Because we will not adjust the exchange ratio to reflect any changes in the market value of Endurance common shares or our Common Shares, the market value of the Endurance common shares issued in connection with the merger and our Common Shares surrendered in connection with the merger may be higher or lower than the values of such shares on earlier dates. Share price changes may result from market reaction to the announcement of the Merger and market assessment of the likelihood that the merger will be completed, changes in the business, operations or prospects of Endurance or the Company prior to or following the Merger, regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of Endurance and the Company.

Holders of our Common Shares will have reduced ownership and voting interests after the Merger and will exercise less influence over the management and policies of Endurance than they currently exercise over our management and policies.

After the completion of the Merger, current holders of our Common Shares will own in the aggregate a significantly smaller percentage of Endurance than they currently own of the Company. Following completion of the transaction, current holders of our Common Shares will own approximately 32% of Endurance’s outstanding common shares. In addition, three of our current directors will join Endurance’s board of directors. Consequently, current holders of our Common Shares, as a group, will have less influence over the management and policies of Endurance than they currently exercise over our management and policies.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

(a)             None.

(b)             None.

(c)              None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

(a)  On May 1, 2015, BCRH entered into the Amended BCRH Credit Agreement which permits BCRH to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Amended BCRH Credit Agreement contains certain financial covenants as well as covenants that limit BCRH’s and, to a lesser extent, the Company’s ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates.

If BCRH or the Company fail to comply with any of these covenants, the issuer of the Amended BCRH Credit Agreement could revoke the facility and exercise remedies against BCRH or the Company.

Montpelier currently owns 33.3% of BCRH’s outstanding common shares and, pursuant to an existing guarantee agreement, serves as a guarantor of BCRH’s obligations for this facility and is entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility’s total capacity. See Note 14 of the Notes to Consolidated Financial Statements.

The foregoing description of the Amended BCRH Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the operative supporting documents, which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q, respectively.

(b)  None.

Item 6.         Exhibits.

The exhibits followed by an asterisk (*) indicate exhibits physically filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference or otherwise.

Exhibit
Number	Description of Document

2

Agreement and Plan of Merger, dated March 31, 2015, by and among the Company, Endurance and Millhill Holdings Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015).

10.1	Amendment No. 1 to The Company’s 2012 Long-Term Incentive Plan. (*)

10.2	Amendment No. 2 to The Company’s 2007 Long-Term Incentive Plan. (*)

10.3	The Company’s 2015 Annual Bonus Plan. (*)

10.4	Form of 2015 Annual Restricted Share Unit Award Agreement under the 2012 Long-Term Incentive Plan. (*)

10.5	Form of 2015 Restricted Share Unit Award Agreement under the 2012 Long-Term Incentive Plan. (*)

10.6	The Company’s Amended and Restated Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015).

10.7	First Amendment to the BCRH Credit Agreement among BCRH, the Company and Royal Bank of Canada. (*)

11	Statement Re: Computation of Per Share Earnings (included as Note 9 of the Notes to Consolidated Financial Statements).

31.1	Certification of Christopher L. Harris, Chief Executive Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Michael S. Paquette, Chief Financial Officer of Montpelier Re Holdings Ltd., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32

Certifications of Christopher L. Harris and Michael S. Paquette, Chief Executive Officer and Chief Financial Officer, respectively, of Montpelier Re Holdings Ltd., pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTPELIER RE HOLDINGS LTD. (Registrant)

	By:	/s/ MICHAEL S. PAQUETTE
		Name:	Michael S. Paquette
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 4, 2015